Form 10QSB
period 2003-06-30
ASB HOLDING CO
filed 2003-09-26
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                        Commission file number 000-31789

                               ASB HOLDING COMPANY
        (Exact name of small business issuer as specified in its charter)

   United States                                              56-2317250
 ---------------------------------                        ----------------------
(State or other jurisdiction                                (I.R.S. Employer
 of Incorporation or organization)                        Identification Number)


                 365 Broad Street, Bloomfield, New Jersey 07003
                    (Address of Principal Executive Offices)


                                 (973) 748-3600
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [ X ]


As of August 31, 2003 there were no outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one): Yes [ ]   No [X]

                               ASB HOLDING COMPANY

                                Table of Contents

PART I - FINANCIAL INFORMATION (UNAUDITED)
     Item 1.    Financial Statements                                                    3
                Notes to Financial Statements                                           8

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   9

     Item 3.    Controls and Procedures                                                14


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                      15
     Item 2.    Changes in Securities                                                  15
     Item 3.    Defaults Upon Senior Securities                                        15
     Item 4.    Submission of Matters to a Vote of Securities Holders                  15
     Item 5.    Other Information                                                      15
     Item 6.    Exhibits and Reports                                                   15


FORM 10-QSB SIGNATURE PAGE                                                             16

CERTIFICATIONS                                                                         17

                                       2

ITEM 1.  FINANCIAL STATEMENTS

American Savings Bank of NJ
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                   June 30,  September 30,
                                                                      2003       2002
                                                                   --------   --------
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing:  June 30, 2003 -
       $3,226; September 30, 2002 - $6,860)                        $  4,733   $  9,030
     Federal funds sold                                               3,400      8,300
                                                                   --------   --------
         Total cash and cash equivalents                              8,133     17,330

Securities available-for-sale                                        99,233     90,134
Securities held-to-maturity (fair value: June 30, 2003 -
  $3,293; September 30, 2002 - $7,023)                                3,254      6,970
Loans, net                                                          246,221    208,374
Loans held for sale                                                   2,311          -
Premises and equipment                                                3,930      3,786
Federal Home Loan Bank stock, at cost                                 2,800      2,200
Cash surrender value of life insurance                                4,978      4,477
Accrued interest receivable                                           1,284      1,313
Other assets                                                          1,104        295
                                                                   --------   --------
     Total assets                                                  $373,248   $334,879
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                      $ 22,504   $ 16,816
         Interest-bearing                                           262,215    247,771
                                                                   --------   --------
              Total deposits                                        284,719    264,587

     Advance payments by borrowers for taxes and insurance            1,989      1,713
     Federal Home Loan Bank advances                                 56,000     44,000
     Due to broker                                                    5,070          -
     Accrued interest payable and other liabilities                   2,887      2,707
                                                                   --------   --------
         Total liabilities                                          350,665    313,007

Stockholders' Equity
     Preferred stock, no par value; 2,000,000 shares authorized           -          -
     Common stock, $.10 par value; 8,000,000 shares
       authorized; 100 shares issued and outstanding                      -          -
     Retained earnings                                               22,474     21,341
     Accumulated other comprehensive income                             109        531
                                                                   --------   --------
         Total stockholders' equity                                  22,583     21,872
                                                                   --------   --------
              Total liabilities and stockholders' equity           $373,248   $334,879
                                                                   ========   ========

            See accompanying notes to unaudited financial statements

American Savings Bank of NJ
Statements of Income
(in thousands, except share data)
(unaudited)

                                                           Three Months          Nine Months
                                                          Ended June 30,        Ended June 30,
                                                      -------------------   --------------------
                                                        2003       2002       2003        2002
                                                      --------   --------   --------    --------
Interest and dividend income
    Loan, including fees                              $  3,645   $  3,277   $ 10,773    $  9,531
    Securities                                             719      1,103      2,301       3,335
    Federal funds sold and other                            49         63        182         197
                                                      --------   --------   --------    --------
       Total interest income                             4,413      4,443     13,256      13,063

Interest expense
    NOW and money market                                    60         52        238         128
    Savings                                                571        545      1,703       1,628
    Certificates of deposit                                825        976      2,651       3,236
    Federal Home Loan Bank advances                        730        557      2,099       1,650
                                                      --------   --------   --------    --------
       Total interest expense                            2,186      2,130      6,691       6,642
                                                      --------   --------   --------    --------

Net interest income                                      2,227      2,313      6,565       6,421

Provision for loan losses                                   41          -        171           1
                                                      --------   --------   --------    --------

Net interest income after provision for loan losses      2,186      2,313      6,394       6,420

Noninterest income
    Service charges on deposits                             60         63        196         177
    Income from cash surrender value of
     life insurance                                         59         49        177          49
    Loss on sales of securities                              -          -       (188)          -
    Gain on sale of loans                                   84          -         84           -
    Other                                                   84         60        193         185
                                                      --------   --------   --------    --------
       Total noninterest income                            287        172        462         411

Noninterest expense
    Salaries and employee benefits                       1,080      1,035      3,397       2,951
    Occupancy and equipment                                205        189        596         539
    Data processing                                        132        130        396         358
    Advertising                                             39         74        142         332
    Federal deposit insurance                               11         10         32          26
    Other                                                  207        190        507         478
                                                      --------   --------   --------    --------
       Total noninterest expense                         1,674      1,628      5,070       4,684
                                                      --------   --------   --------    --------

Income before provision for income taxes                   799        857      1,786       2,147

Provision for income taxes                                 298        294        653         763
                                                      --------   --------   --------    --------

Net income                                            $    501   $    563   $  1,133    $  1,384
                                                      ========   ========   ========    ========

Comprehensive income                                  $    408   $  1,350   $    711    $  1,419
                                                      ========   ========   ========    ========

Earnings per share:
    Basic and diluted                                 $  5,000   $  5,634   $ 11,330    $ 13,840
                                                      ========   ========   ========    ========

            See accompanying notes to unaudited financial statements

American Savings Bank of NJ
Statements of Stockholders' Equity
Nine months ended June 30, 2003
(in thousands)
(unaudited)

                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive                    Compre-
                                                          Retained        Income           Total        hensive
                                                          Earnings        (Loss)          Equity        Income
                                                          --------        ------          ------        ------

Balance at October 1, 2002                             $    21,341      $       531    $     21,872

Comprehensive income
    Net income                                               1,133                -           1,133
    Change in unrealized gain on securities
     available- for-sale, net of taxes                           -             (422)           (422)
       Total comprehensive income                                                               711    $     711
                                                       -----------      -----------    ------------    =========

Balance at June 30, 2003                               $    22,474      $       109    $     22,583
                                                       ===========      ===========    ============

            See accompanying notes to unaudited financial statements

American Savings Bank of NJ
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                          --------------------
                                                                             2003        2002
                                                                          --------    --------

Cash flows from operating activities
    Net income                                                            $  1,133    $  1,384
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                           272         285
       Net amortization of premiums and discounts                              773         298
       Losses on sales of securities available-for-sale                        188           -
       Provision for loan losses                                               171           1
       Increase in cash surrender value of life insurance                     (177)        (49)
       Gain on sale of other real estate owned                                  (3)          -
       Gain on sale of loans                                                   (84)          -
       Proceeds from sales of loans                                          2,946           -
       Origination of loans held for sale                                   (5,173)          -
       Change in accrued interest receivable                                    29        (141)
       Change in other assets                                                 (521)        131
       Change in deferred income taxes                                          (7)         43
       Increase in other liabilities                                           180         332
                                                                          --------    --------
              Net cash from operating activities                              (273)      2,284

Cash flows from investing activities
    Net increase in loans receivable                                       (38,078)    (30,675)
    Principal paydowns on securities held-to-maturity                        3,724       2,499
    Purchases of securities available-for-sale                             (81,817)    (44,009)
    Sales of securities available-for-sale                                  21,026           -
    Principal paydowns on securities available-for-sale                     55,090      13,590
    Purchase of Federal Home Loan Bank stock                                (1,035)       (175)
    Redemption of Federal Home Loan Bank stock                                 435          50
    Purchase of bank-owned life insurance                                     (324)     (3,500)
    Purchase of premises and equipment                                        (416)       (295)
    Proceeds from sale of other real estate                                     63           -
                                                                          --------    --------
       Net cash from investing activities                                  (41,332)    (62,515)

Cash from financing activities
    Net increase in deposits                                                20,132      53,963
    Net change in advance payments by borrowers for taxes and insurance        276         365
    Repayment of Federal Home Loan Bank of New York advances                (3,000)    (13,000)
    Federal Home Loan Bank of New York advances                             15,000      10,000
                                                                          --------    --------
       Net cash from financing activities                                   32,408      51,328
                                                                          --------    --------

Net change in cash and cash equivalents                                     (9,197)     (8,903)

Cash and cash equivalents at beginning of period                            17,330      22,109
                                                                          --------    --------

Cash and cash equivalents at end of period                                $  8,133    $ 13,206
                                                                          ========    ========

                                    Continued

American Savings Bank of NJ
Statements of Cash Flows
(in thousands)
(unaudited)
                                                              Nine Months Ended
                                                                  June 30,
                                                              -----------------
                                                               2003     2002
                                                              ------    -----

Supplemental cash flow information:
    Cash paid during the period for
       Interest                                               $6,651    6,621
       Income taxes, net of refunds                              474      565

Supplemental disclosures of noncash investing transactions:
    Transfer of loans to other real estate owned                  60        -
    Due to broker                                              5,070        -


            See accompanying notes to unaudited financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form SB-2
Registration Statement filed by the Company with the Securities and Exchanges Commission. The September 30, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Form SB-2 Registration Statement filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and status of contingencies are particularly subject to change.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair presentation of the financial condition as of June 30, 2003 and results of operations for the nine month periods ended June 30, 2003 and June 30, 2002, but are not necessarily indicative of the results which may be expected for the entire year.

         The accompanying unaudited financial statements include the accounts of American Savings Bank of NJ ("the Bank") as of June 30, 2003 and September 30, 2002 and for the three-month and nine-month periods ended June 30, 2003 and 2002. The financial statements of ASB Holding Company ("the Company") have been omitted because the Company has not conducted any business other than that of an organizational nature via an initial funding of $100,000 from the Bank on June 10, 2003.


Note 2 - Adoption of Plan of Reorganization and Stock Issuance

         On February 10, 2003 (as amended on August 8, 2003), the Board of Directors of the Bank adopted a plan to form ASB Holding Company (the Stock Holding Company), a new mid-tier holding company, with the concurrent sale of the Stock Holding Company's common stock in an amount equal to 30% of the pro forma market value of the Stock Holding Company and the Bank after giving effect to the offering. As part of the formation of the Stock Holding Company, the MHC will contribute all of its ownership of the Bank to the Stock Holding Company. A subscription offering of the shares of common stock in the new holding company is being offered initially to the Bank's eligible deposit account holders and the Bank's tax qualified employee benefit plan, then to other members of the Bank. Any shares of the Stock Holding Company's common stock not sold in the subscription offering will be offered for sale to the general public, giving preference to the Bank's market area. The document was mailed on August 23, 2003, and the initial public offering period is expected to close on September 15, 2003.

         Upon completion of the plan, the MHC will own 70% of the outstanding stock of the Stock Holding Company, with the remaining 30% held by the public. The Stock Holding Company will own 100% of the Bank. The Bank may not pay dividends to the Stock Holding Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

         The Stock Holding Company intends to contribute approximately 80% of the proceeds of the offering to the Bank at the minimum and the midpoint. The contribution will be limited to 80% of the midpoint for the maximum and maximum as adjusted. The Stock Holding Company will also lend its employee stock ownership plan cash to enable the plan to buy up to 8% of the shares issued in the offering to persons other than the MHC. The balance will be retained as the Stock Holding Company's initial capitalization and may be used for general business purposes including investment in securities, repurchasing shares of its common stock and paying dividends. The funds received by the Bank will be used for general business purposes including originating loans and purchasing securities and may also be used for growth through expansion of the branch office network.

         Offering costs will be deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At June 30, 2003, $301,939 of costs have been incurred.


Note 3 - Earnings Per Share

         Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 100 for all periods presented. There were no potentially dilutive securities for any periods presented.


Note 4 - New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Bank does not have these instruments, the new accounting standards will not materially affect the Bank's operating results or financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2003 and September 30, 2002

         Our total assets increased by $38.3 million, or 11.4%, to $373.2 million at June 30, 2003 from $334.9 million at September 30, 2002. The increase reflected growth in loans receivable and securities, funded by a decrease in cash and cash equivalents and increases in deposits and Federal Home Loan Bank advances. Loans increased by $37.8 million, or 18.1%, to $246.2 million at June 30, 2003 from $208.4 million at September 30, 2002. Our increase in loans resulted from a higher volume of one-to four-family mortgage loan originations reflecting increased demand as borrowers sought to take advantage of continued low market interest rates. During June of 2003, for the purposes of managing interest rate risk, the Bank returned to a strategy of selling a portion of its long term, fixed rate mortgage loans originated into the secondary market, resulting in loans held for sale of $2.3 million at June 30, 2003. Securities classified as available-for-sale increased $9.1 million, or 10.1%, to $99.2 million at June 30, 2003 from $90.1 million at September 30, 2002 as funds were reinvested out of cash and cash equivalents. Cash and cash equivalents decreased by $9.2 million, or 53.2%, to $8.1 million at June 30, 2003 from $17.3 million at September 30, 2002 to provide funding for securities purchases and loan originations.

         Total deposits increased by $20.1 million, or 7.6%, to $284.7 million at June 30, 2003 from $264.6 million at September 30, 2002. The increase reflected growth in savings and certificates of deposit, partially offset by a decrease in checking accounts. Savings accounts increased $19.0 million or 18.8% to $120.5 million. Certificates of deposit increased by $2.8 million, or 2.4% to $121.4 million. Checking accounts, including demand, NOW and money market checking accounts, decreased $1.7 million, or 3.8% to $42.9 million. The increase in savings accounts continues to be primarily a result of a money market savings product that the Bank began offering during 2002. The decrease in checking was primarily due to withdrawal of funds from one large municipal money market deposit account.

         Federal Home Loan Bank ("FHLB") advances increased $12.0 million, or 27.3%, to $56.0 million at June 30, 2003 from $44.0 million at September 30, 2002. The increase in FHLB advances was used to fund new loan originations and to structure the balance sheet to continue to manage interest rate risk. New advances drawn were fixed rate borrowings ranging in maturity from three to ten years.

         Equity increased $711,000, or 3.2%, to $22.6 million at June 30, 2003 from $21.9 million at September 30, 2002, reflecting income of $1.1 million for the nine months ended June 30, 2003, partially offset by a $422,000 decrease in unrealized after-tax gains on securities available-for-sale.


Comparison of Operating Results for the Nine Months Ended June 30, 2003 and June 30, 2002

         General. Net income for the nine months ended June 30, 2003 was $1.1 million, a decrease of $251,000, or 18.1% from the same period in 2002. The decrease in net income resulted from an increase in noninterest expense and the provision for loan losses.

         Interest Income. Total interest income increased by $193,000, or 1.5%, to $13.3 million for the nine months ended June 30, 2003 from $13.1 million for the nine months ended June 30, 2002. The primary factor for the increase in interest income was a $51.3 million increase in the average balance of loans receivable from $182.0 million for the nine months ended June 30, 2002 to $233.3 million for the nine months ended June 30, 2003. The increase was the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates. The increased interest income as a result of increased volume was partially offset by the decrease in the average yield on loans receivable to 6.16% from 6.98%, reflecting decreased market rates of interest.

         Interest income on securities decreased $1.0 million, or 30.3%, to $2.3 million for the nine months ended June 30, 2003 from $3.3 million for the nine months ended June 30, 2002. The decrease resulted from a 184 basis point decrease in the average yield on securities from 4.95% for the nine months ended June 30, 2002 to 3.11% for the same period in 2003 as principal repayments received on older, higher yielding mortgage-backed securities and collateralized mortgage obligations were used to purchase lower yielding securities.

         Interest income from other interest-earning assets remained relatively stable for both periods.

         Interest Expense. Total interest expense remained relatively stable, increasing $49,000 or 0.7% to $6.7 million for the nine months ended June 30, 2003 from $6.6 million or the same period in 2002. The average cost of certificates of deposit decreased from 3.77% for the nine months ended June 30, 2002 to 2.91% for the same period in 2003, which more than offset the increase in the average balance of certificates of deposit. The decrease in interest expense on certificates of deposit was partially offset by increases in interest expense on savings accounts, which increased $75,000 for the nine months ended June 30, 2003 from the prior period in 2002. The increase resulted from a $28.3 million increase in the average balance of savings accounts during the period. In addition, interest expense on Federal Home Loan Bank advances increased $449,000 as a result of an increase in the average balance from $44.1 million for the nine months ended June 30, 2002 to $53.5 million for the same period in 2003 and an increase in the average cost from 4.99% to 5.23% for the same periods.

         Net Interest Income. Net interest income increased by $144,000 or 2.2%, to $6.6 million for the nine months ended June 30, 2003 from $6.4 million for the same period in 2002. The net interest rate spread decreased to 2.24% for the nine months ended June 30, 2003 from 2.61% for 2002. The net interest margin decreased 46 basis points to 2.54% for the nine months ended June 30, 2003 compared with 3.00% for the same period in 2002 reflecting assets repricing downward more rapidly than fixed rate deposits and advances.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         The provision for loan losses increased to $171,000 for the nine months ended June 30, 2003 from $1,000 for the same period in 2002 primarily to reflect a $48.7 million or 24.3% increase in gross loans and to reflect a provision for impaired loans for the current period. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. Growth in these balances, such as that experienced by the Bank during the periods discussed herein, resulted in the need for the additional loss provisions. Total one-to-four family mortgages increased $44.0 million representing an increase of 27.8% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans increased $4.0 million and commercial loans increased $618,000. Consumer loans remained stable and home equity loans increased $1.9 million while construction loans decreased $4.1 million.

         As a result of the significant loan growth, a large part of the Bank's loan portfolio is considered "unseasoned", meaning the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience.

These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above.

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding increased to .52% at June 30, 2003 from .50% at June 30, 2002 reflecting balances of $1.3 million and $1.0 million, respectively. The provision increased primarily as a result of growth in unseasoned loans and allocations for impaired loans, as previously discussed. Non-performing loans as a percentage of gross loans was .21% at June 30, 2003 compared to .26% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Noninterest Income. Noninterest income increased $51,000, or 12.4% to $462,000 for the nine months ended June 30, 2003 compared to the same period in 2002. The increase was primarily a result of gains on sales of mortgage loans and income from the increase in the cash surrender value of life insurance, partially offset by losses on sales of securities. During June 2003, for the purposes of managing interest rate risk, the Bank returned to a strategy of selling a portion of its long term, fixed rate mortgage loans originated into the secondary market, resulting in $84,000 in gains on the sale of mortgage loans for the nine months ended June 30, 2003. There were no gains or losses on the sale of mortgage loans for the nine months ended June 30, 2002. Income from the cash surrender value of life insurance, included in other noninterest income, increased $128,000 to $177,000 for the nine months ended June 30, 2003 from $49,000 for the same period in 2002. During the nine month period ended June 30, 2003, we incurred losses on sales of securities totaling $188,000 as the Bank sold $21.0 million of securities at losses in order to restructure the balance sheet to better manage interest rate risk in the low rate environment.

         Noninterest Expense. Noninterest expense increased $386,000, or 8.2% to $5.1 million for the nine months ended June 30, 2003 from $4.7 million for the nine months ended June 30, 2002. The increase was primarily a result of a $446,000 increase in salaries and employee benefits, occupancy expense and data processing expense, partially offset by a decrease in advertising expense.

         Salaries and employee benefits increased $446,000, or 15.1% primarily as a result of the continued growth of the Bank. Compensation expense, including bonuses, increased approximately $207,000 as a result of inflation, increased full-time equivalent employees and overtime wages. Employee benefits increased approximately $248,000. This was the result of the establishment of an officer supplemental executive retirement plan during 2002 and 2003, resulting in an increase of $155,000 and other increases in profit sharing and medical benefits totaling approximately $92,000. The directors pension expense increased as a result of a decrease in the discount rate used to calculate the liability in a lower rate environment. Finally, medical benefits increased due to an increase in premiums and an increase in staffing.

         Occupancy and equipment expense increased $57,000 to $596,000 for the nine months ended June 30, 2003 due to increased repairs and maintenance expenses. In addition, data processing expense increased $38,000 largely as a result of increased volume of transactions and reporting. This was more than offset by the decrease in advertising expense of $190,000 primarily related to the Cedar Grove branch. During the nine months ended June 30, 2002, the Bank incurred a higher level of advertising expense as a result of the opening of the new branch in Cedar Grove. During the 2003 period, these additional expenses were not incurred.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes decreased $110,000 for the nine months ended June 30, 2003 from the same period in 2002. The effective tax rate was 33.3% and 34.7% for the nine months ended June 30, 2003 and 2002. The slight decrease in the effective tax rate is primarily reflective of an increase in tax-exempt income related to the cash surrender value of life insurance.

Liquidity and Commitments

         We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields in investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide a portion of the funding needed to manage the interest rate risk presented by its core business of attracting and retaining retail deposits to fund mortgage and consumer loans.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Bank maintains a strategy of investing in various loan products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2003, the total approved loan origination commitments outstanding amounted to $24.8 million. At the same date, unused lines of credit were $10.3 million and construction loans in process were $242,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $87.1. Although the average cost of deposits decreased throughout 2002, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, at June 30, 2003 the total collateralized borrowing limit was $93.3 million of which we had $56.0 million outstanding, giving us the ability at June 30, 2003 to borrow an additional $37.3 million from the Federal Home Loan Bank of New York as a funding source to meet commitments and for liquidity purposes.


Capital

         Consistent  with its goals to operate a sound and profitable  financial
organization,   American  Savings  Bank  actively  seeks  to  maintain  a  "well capitalized"  institution in accordance with regulatory standards.

Total equity was $22.6 million at June 30, 2003, or 6.1% of total assets on that date. As of June 30, 2003, American Savings Bank exceeded all capital requirements of the OTS. American Savings Bank's regulatory capital ratios at June 30, 2003 were as follows: core capital 6.0%; Tier I risk-based capital 12.1%; and total risk-based capital 12.8%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Impact of Inflation

         The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. As additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.


ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded, based on such evaluation, that the Company's disclosure controls and procedures in effect, as of the end of the period covered by this quarterly report, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls: In the quarter ended June 30, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS

         (a)      Exhibits

                         31.1 Certification of Chief Executive Officer  Pursuant
                              to Rule 13a-14a and 15d-14a.
                         31.2 Certification of Chief Financial Officer  Pursuant
                              to Rule 13a-14a and 15d-14a.

                         32.1 Certifications  of  Chief  Executive  Officer  and
                              Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports

                               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ASB Holding Company
                                   (Registrant)


Date:  September 26, 2003      /s/Joseph Kliminski
                               -------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date:  September 26, 2003      /s/Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer