Form 10KSB
period 2003-09-30
ASB HOLDING CO
filed 2003-12-24
CIK 1230833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended                September 30, 2003
                                   ---------------------------------------------

                                      -OR-

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
     For the transition period from ___________ to _____________.

                         Commission File Number: 0-31789
                                                ---------

                               ASB HOLDING COMPANY
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

       United States                                             56-2317250
-------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

365 Broad Street, Bloomfield, New Jersey                           07003
----------------------------------------                   ---------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:  (973) 748-3600
                                                ----------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                -----------

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                      ---   --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $18.2 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on December 19, 2003 was $22.3 million (1,321,993 shares at $16.86 per share).

     As of December 22, 2003, there were 5,554,500 outstanding shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

     ASB Holding Company (the "Company") may from time to time make written or oral "forward looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

     The Company is a federally-chartered corporation that was organized in June 2003 for the purpose of being a holding company for American Savings Bank of NJ (the "Bank"), a federally-chartered stock savings bank. On October 3, 2003, the Company completed a minority stock offering in which it sold 1,666,350 shares, or 30% of its outstanding common stock. The remaining majority of the 5,554,500 outstanding shares of the Company are owned by American Savings, MHC, a federally-chartered mutual holding company.

     In June 2003, the Company organized a new subsidiary, ASB Investment Corp, a New Jersey-incorporated company, for the purpose of selling insurance and investment products, including annuities, to customers of American Savings Bank of NJ and the general public, with initial activities limited to the sale of fixed rate annuities.

     The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-KSB to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

     Our core business is attracting and retaining retail deposits in order to fund a variety of mortgage and consumer loan products. We operate as a traditional community bank, offering retail banking services, one- to four-family residential mortgage loans, home equity loans and lines of credit, multi-family and non-residential mortgage loans and consumer loans. We also invest in mortgage-backed securities and collateralized mortgage-backed obligations. The principal source of funds for our lending and investing activities is deposits, supplemented with Federal Home Loan Bank borrowings. Our principal source of income is interest on loans and securities. Our principal expense is interest paid on deposits and borrowings.

Market Area

     Our main office is located in Bloomfield, New Jersey, and our branch office is located in Cedar Grove, New Jersey. Our lending is concentrated in Essex County, New Jersey, and our predominant sources of deposits are the communities in which our two offices are located as well as the neighboring communities. Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Competition

     We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in the origination of loans. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

     Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

     General. We have traditionally focused on the origination of one- to four-family loans, which comprise a significant majority of the total loan portfolio. We also provide financing on multi-family dwellings, mixed-use properties and other commercial real estate. Commercial business loans, generally secured by real estate, construction loans, home equity loans and consumer loans make up the rest of the total loan portfolio.

     Loan Portfolio Composition. The following tables analyzes the composition of our loan portfolio by loan category at the dates indicated.

                                                                          At September 30
                                                                          ---------------
                                        2003                2002                2001                2000                 1999
                                        ----                ----                ----                ----                 ----
                                   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount    Percent
                                   ------   -------    ------   -------    ------   -------    ------   -------    ------    -------
                                                                       (Dollars in thousands)

Type of Loans:
-------------
Mortgage Loans
  One- to four-family(1)          $215,984   81.59%   $167,564   79.06%   $131,513   76.18%   $108,678   73.97%   $ 89,833    71.56%
  Multi-family, commercial
    and other ................      36,202   13.68      29,503   13.92      24,903   14.42      21,867   14.88      18,653    14.86
Construction .................       1,233    0.47       4,875    2.30       9,402    5.45      10,697    7.28      11,317     9.02
Consumer .....................         780    0.29         795    0.38         540    0.31         547    0.37         695     0.55
Home equity ..................       8,893    3.36       6,904    3.36       5,863    3.40       4,903    3.34       4,967     3.96
Commercial ...................       1,610    0.61       2,298    1.08         417    0.24         238    0.16          66     0.05
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------   ------
     Total loans receivable        264,702  100.00%    211,939  100.00%     172,638 100.00%    146,930  100.00%    125,531   100.00%
                                            ======              ======              ======              ======               ======

Less:
  Allowance for loan losses...      (1,371)             (1,117)             (1,009)             (1,003)               (999)
  Net deferred origination
    costs.....................         796                 673                 532                 400                 312
  Loans in process............        (783)             (3,121)             (5,839)             (5,369)             (6,615)
                                     -----            --------            --------            --------            --------
     Total loans receivable, net  $263,344            $208,374            $166,322            $140,958            $118,229
                                  ========            ========            ========            ========            ========

--------------
(1) Includes loans held for sale of $500,000 and $452,000 at September 30, 2003 and September 30, 2000, respectively.

     Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2003. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.


                                                                     At September 30, 2003
                               ----------------------------------------------------------------------------------------------------
                                              Multi-family,
                               One- to Four-   Commercial
                                  Family        and Other    Construction     Consumer      Home Equity    Commercial        Total
                                  ------        ---------    ------------     --------      -----------    ----------        -----
                                                                           (In thousands)

Amounts Due:
Within 1 Year ..............     $    106      $    559        $    208       $    769       $     99       $  1,089       $  2,830
                                 --------      --------        --------       --------       --------       --------       --------

After 1 year:
  1 to 5 years .............        2,683         1,542           1,025             11             59            449          5,769
  5 to 10 years ............       29,919         4,806               0              0          1,946             72         36,743
  10 to 15 years ...........       59,970        11,587               0              0          6,789              0         78,346
  Over 15 years ............      123,306        17,708               0              0              0              0        141,014
                                 --------      --------        --------       --------       --------       --------       --------


Total due after one year....      215,878        35,643           1,025             11          8,794            521        261,872
                                 --------      --------        --------       --------       --------       --------       --------

Total amount due ...........     $215,984      $ 36,202        $  1,233       $    780       $  8,893       $  1,610       $264,702
                                 ========      ========        ========       ========       ========       ========       ========

     The following table sets forth the dollar amount of all loans at September 30, 2003 due after September 30, 2004, which have fixed interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                      Fixed Rates  Adjustable Rates    Total
                                      -----------  ----------------    -----
                                                    (In thousands)

One- to four-family ................   $166,482       $ 49,396       $215,878
Multi-family, commercial and other..     18,150         17,493         35,643
Construction .......................          0          1,025          1,025
Consumer ...........................         11              0             11
Home equity ........................          0          8,794          8,794
Commercial .........................        172            349            521
                                       --------       --------       --------
  Total ............................   $184,815       $ 77,057       $261,872
                                       ========       ========       ========

     One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, most of which are secured by property located in northern New Jersey. We will generally originate a mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance on the loan is typically required.

     The majority of our residential loans are originated with fixed rates and have terms of fifteen to thirty years. In addition, we offer borrowers the flexibility of selecting a particular maturity date of the borrower's choice. We also offer mortgage loans with bi-weekly payments. Our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan. We also offer an adjustable rate loan with a rate that adjusts every three years to the three-year Constant Maturity U.S. Treasury index.

     The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association. For the purposes of interest rate risk management, we occasionally sell qualifying one- to four-family residential mortgages in the secondary market to the Federal National Mortgage Association and other investors without recourse and with servicing retained, and we have entered into a master selling and servicing agreement with the Federal National Mortgage Association under which the Bank sold $9.4 million in the past year. Loan sales may increase or decrease in the future in connection with interest rate risk management.

     Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required.

     Multi-family, Commercial and Other Mortgage Loans. We also originate non-residential mortgage loans, including loans on apartment buildings, retail/service properties, and other income-producing properties, including mixed-use properties combining residential and commercial space. We generally require no less than a 25% down payment or equity position for non-residential mortgage loans. Typically these loans are made with amortization terms of up to twenty-five years. The majority of our non-residential mortgage loans are on properties located within northern New Jersey and all are within the state.

     The non-residential mortgage loans portfolio grew from $18.7 million at September 30, 1999 to $36.2 million at September 30, 2003, however, the growth of one- to four-family loans has outpaced the growth in non-residential loans such that non-residential loans as a percentage of the total loan portfolio has decreased slightly. We are currently evaluating strategies to grow this portfolio.

     Non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

     Construction Lending. Essentially all of our construction lending is in northern New Jersey. Our construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We generally do not make construction loans to builders on a speculative basis, without a contract in place. In some cases, we convert a construction loan to the permanent end mortgage loan upon completion of construction.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

     The outstanding principal balance of our construction loan portfolio has experienced a significant reduction over the last several years. We decided to reduce our origination of construction loans following the retirement of the loan officer who had primarily overseen this portfolio and management's determination that the bank lacked sufficient staffing to maintain the portfolio at the same level as had been previously maintained. We may in the future return to active origination of construction loans.

     Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2003, we had $68,000 of unsecured consumer loans.

     Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

     Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

     Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

     Home Equity Loans. Our home equity loan portfolio includes home equity lines of credit and second mortgage term loans. Home equity loans are primarily originated in our market area and are generally made in amounts of up to 80% of value on term loans and up to 80% of value on home equity lines of credit.
During 2001, we began offering home equity loans on investment properties in addition to loans on primary residences. Loans on investment properties are made in amounts of up to 65% of value on term loans and up to 60% of value of home equity lines of credit.

     Our second mortgage loans are fixed rate loans for terms of up to twenty years. Collateral value is determined through drive-by appraisal. Second mortgages and home equity lines of credit do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

     Commercial Loans. We also originate commercial business loans to a variety of professionals, sole proprietorships and small businesses, primarily in our market area. These loans are generally secured by real estate. We will make unsecured commercial loans in amounts up to $25,000. We generally require the personal guarantee of the business owner. Commercial lending products include term loans and lines of credit. Our commercial term loans generally have terms from one to five years and are mostly fixed rate loans. Our commercial lines of credit have terms from one to three years and are mostly adjustable rate loans.

     The commercial loan portfolio has grown significantly recently, from $66,000 at September 30, 1999 to $1.6 million at September 30, 2003. A significant portion of this portfolio is one lending relationship.

     Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

     Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2003, our loans to one borrower limit was approximately $3.5 million.

     At September 30, 2003, our largest single borrower had an aggregate balance of approximately $2.0 million, representing six loans secured by commercial real estate, including apartment buildings located in our market area, and the borrower's personal residence. Our second largest single borrower had an aggregate balance of approximately $1.9 million, representing ten loans of which six are secured by commercial real estate, including apartment buildings and mixed-use properties located in our market area, and the borrower's personal residence and four are unsecured deposit account overdraft protection loans. Our third largest borrower had an aggregate balance of approximately $1.9 million, representing five loans secured by commercial real estate, including mixed use and multifamily loans, and a the borrower's personal residence. At September 30, 2003, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

     Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and "walk-in" customers. A majority of our loan originations is produced by the bank's one loan officer, whose referral base consists of a variety of sources, including customers, realtors, lawyers, title companies and accountants.

     We primarily originate our own loans and retain them in our portfolio. Gross loan originations totaled $141.1 million for the year ended September 30, 2003. Net of principal repayments, loan originations totaled approximately $70.9 million for the fiscal year ended September 30, 2003. During the years ended September 30, 2003, 2002 and 2001, we did not purchase any whole loans. During the year ended September 30, 2003, we sold 46 loans for $9.4 million. During the years ended September 30, 2001 and 2002 we sold substantially fewer loans totaling $1.4 million and $258,000 respectively. The increase in loan sales the past year is part of our interest rate risk management strategy. We generally sell loans on a non-recourse basis, with servicing retained. At September 30, 2003, loans serviced for the benefit of others totaled $16.1 million.

     We occasionally purchase participations in loans originated through the Thrift Institutions Community Investment Corporation of New Jersey. At September 30, 2003, our participations through such entity included multi-family or other non-one- to four-family properties, such as assisted living facilities. The aggregate balance of Thrift Institutions Community Investment Corporation of New Jersey participations at September 30, 2003 was $1.8 million and the average balance on a single participation was approximately $110,000. We may sell participation interests in multi-family, commercial and other real estate loans or construction loans if the total loan would otherwise exceed our loans-to-one borrower limit.

     Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of September 30, 2003, was approximately $11.6 million, excluding commitments on unused lines of credit of $10.3 million and undisbursed portions of construction loans totaling $783,000.

     Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our Loan Origination Manager and one of our loan underwriters have authority to approve one- to four-family loans up to $322,700, the Federal National Mortgage Association conforming loan limit. Our loan committee consists of three officers: the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President and Chief Lending Officer. Each of these officers has authority to approve one- to four-family loans up to $350,000. One- to four-family loans between $350,000 and $500,000 require the approval of at least one member of the loan committee and either the Loan Underwriter or the Loan Origination Manager. One- to four-family loans between $500,000 and $700,000 require the approval of at least two members of the loan committee. One- to four-family loans greater than $700,000 require the approval of the Board of Directors. Loans other than one- to four-family loans up to $500,000 require the approval of at least two members of the loan committee. Loans other than one- to four-family loans greater than $500,000 require the approval of the Board of Directors.

Asset Quality

     Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is sixteen days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

     As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2003, we held no real estate owned.

     Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2003, we had approximately $517,000 of loans that were held on a non-accrual basis.

     Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.


                                                                           At September 30,
                                                          --------------------------------------------------
                                                           2003       2002       2001       2000       1999
                                                           ----       ----       ----       ----       ----
                                                                        (Dollars in thousands)

Loans accounted for on a non-accrual basis:
  One- to four-family .................................   $  147     $  147     $  309     $  374     $  610
  Multi-family, commercial and other ..................      369        423        287        343        215
  Construction ........................................       --         --         --         --         --
  Consumer ............................................        1         --         21         --          2
  Home equity .........................................       --         --         11         61         63
  Commercial ..........................................       --         --         --         --         --
                                                          ------     ------     ------     ------     ------
     Total ............................................      517        570        628        778        890

Accruing loans contractually past due 90 days or more .       --         --         --         --         --
                                                          ------     ------     ------     ------     ------

Total non-performing loans ............................      517        570        628        778        890

Real estate owned .....................................       --         --         --         --        122

Other non-performing assets ...........................       --         --         --         --         --
                                                          ------     ------     ------     ------     ------

Total non-performing assets ...........................   $  517     $  570     $  628     $  778     $1,012
                                                          ======     ======     ======     ======     ======

Allowance for loan losses to non-performing loans......   265.18%    195.96%    160.67%    128.92%    112.25%

Total non-performing loans to total loans..............     0.20%      0.27%      0.36%      0.53%      0.71%

Total non-performing loans to total assets.............     0.12%      0.17%      0.24%      0.35%      0.42%

Total non-performing assets to total assets............     0.12%      0.17%      0.24%      0.35%      0.48%

     During the year ended September 30, 2003, gross interest income of $43,538 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $1,156 of interest on such loans was included in income for the year ended September 30, 2003.

     Classified Assets. Management, in compliance with Office of Thrift Supervision ("OTS") guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

     An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

     Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2003. At September 30, 2003, all of the classified assets and special mention designated assets were loans.

                                                      At
                                                 September 30,
                                                     2003
                                                 -------------
                                                 (In thousands)

    Special Mention.....................             $1,107
    Substandard.........................                501
    Doubtful............................                250
    Loss................................                  0
                                                     ------
      Total.............................             $1,858
                                                     ======

     At September 30, 2003, none of the loans classified as "special mention" and approximately $441,000 of loans classified as "substandard" are included in the table under non-performing assets. At September 30, 2003, $75,000 of the loans classified as "doubtful" are included under non-performing assets, as shown in the table.

     Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

     Our methodology for calculating the allowance for lease and loan losses is based upon FAS 5 and FAS 114. Under FAS 114, we identify and analyze certain loans for impairment. If an impairment is identified on a specific loan, a loss allocation is recorded in the amount of that impairment. Loan types subject to FAS 114 are construction loans, multi-family mortgage loans, non-residential mortgage loans and commercial (non-mortgage) loans. We also conduct a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan.

     Under our implementation of FAS 5, we segregate loans by loan category and evaluate homogeneous loans as a group. The loss characteristics of aggregated homogeneous loans are examined using two sets of factors: (1) annual historical loss experience factors that consider the net charge-off history of both the bank and that of its regional peer group and (2) environmental factors. Although there may be other factors that also warrant consideration, we consider the following environmental factors:

     o    levels and trends of delinquencies and impaired loans;
     o    levels and trends of charge-offs and recoveries;
     o    trends in volume and terms of loans;
     o    changes to lending policies, procedures and practices;
     o    experience, ability and depth of lending management and staff;
     o    national, regional and local economic trends and conditions;
     o    industry conditions; and
     o    changes in credit concentration.

     In recent years, our charge-offs have been low and, consequently, our estimation of the amount of losses in the loan portfolio both probable and reasonable to estimate has been more reflective of other factors.

     Our allowance estimation methodology utilizes historical loss experience and environmental factors such as the local and national economy, growth rate, trends in delinquencies and non-performing loans, experience of lending personnel, and other such factors. However, we have had significant growth in the past one to two years, part of which is attributable to the new branch office opened in 2001. As a result of the significant loan growth, a large portion of our loan portfolio is considered "unseasoned," meaning that the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. In the absence of adequate historical loss experience upon which the Bank can base its allowance calculations, the Bank includes peer group information in its evaluation of the allowance. The peer group information utilized by the bank is that of OTS regulated thrifts in the northeast region. Management believes that the majority of thrifts in the northeast region have similar loan portfolio composition.

     This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

     The following table sets forth information with respect to our allowance for loan losses for the periods indicated:

                                                                         Year Ended September 30,
                                                   -------------------------------------------------------------
                                                       2003         2002         2001        2000         1999
                                                     --------     --------    --------     --------     --------
                                                                       (Dollars in thousands)

Allowance balance at beginning of period......     $   1,117    $   1,009    $   1,003   $     999    $   1,041

Provision for loan losses ....................           254          105            2          22          (10)

Charge-offs:
  One- to four-family ........................            --           --           --         (19)         (34)
  Consumer ...................................            --           (1)          --          --           --
                                                   ---------    ---------    ---------   ---------    ---------
     Total charge-offs .......................            --           (1)          --         (19)         (34)
                                                   ---------    ---------    ---------   ---------    ---------
Recoveries:
  Consumer ...................................            --            4            4           1            2
                                                   ---------    ---------    ---------   ---------    ---------
     Total recoveries                                     --            4            4           1            2
                                                   ---------    ---------    ---------   ---------    ---------

Net (charge-offs) recoveries .................            --           3            4          (18)         (32)
                                                   ---------    ---------    ---------   ---------    ---------

Allowance balance at end of period ...........     $   1,371    $   1,117    $   1,009   $   1,003    $     999
                                                   =========    =========    =========   =========    =========

Total loans outstanding at end of period......     $ 264,702    $ 211,939    $ 172,638   $ 146,930    $ 125,531
                                                   =========    =========    =========   =========    =========

Average loans outstanding during period.......     $ 238,474    $ 186,974    $ 150,938   $ 128,463    $ 116,564
                                                   =========    =========    =========   =========    =========

Allowance as a % of total loans...............         0.52%        0.53%        0.58%       0.68%        0.80%

Net loans charge-offs as a % of average loans.         0.00%        0.00%        0.00%       0.01%        0.03%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

                                                                        At September 30,
                                 ------------------------------------------------------------------------------------------------
                                       2003               2002                2001                 2000               1999
                                 -----------------   -----------------   -----------------  ------------------  -----------------
                                          Percent             Percent             Percent             Percent            Percent
                                          of Loans            of Loans            of Loans            of Loans           of Loans
                                          to Total            to Total            to Total            to Total           to Total
                                  Amount   Loans     Amount     Loans    Amount     Loans    Amount     Loans   Amount     Loans
                                  ------  --------   ------   ---------  ------   ---------  ------   --------  ------   --------
                                                                            (Dollars in thousands)

At end of period allocated to:
  One- to four-family ........   $  685     81.59%   $  531    79.06%    $  366    76.18%    $  315    73.97%   $  294     71.56%
  Multi-family, commercial
    and other ................      566     13.68       452    13.92        463    14.42        481    14.88       463     14.86
  Construction ...............        3      0.47        13     2.30         55     5.45        124     7.28       170      9.02
  Consumer ...................        3      0.29         3     0.38          2     0.31          2     0.37         3      0.55
  Home equity ................       37      3.36        29     3.26         36     3.40         39     3.34        37      3.96
  Commercial .................       34      0.61        46     1.08         11     0.24          5     0.16         2      0.05
  Unallocated ................       43        --        43       --         76       --         37       --        30        --
                                 ------    ------    ------   ------     ------   ------     ------   ------    ------    ------

     Total allowance .........   $1,371    100.00%   $1,117   100.00%    $1,009   100.00%    $1,003   100.00%   $  999    100.00%
                                 ======    ======    ======   ======     ======   ======     ======   ======    ======    ======

Securities Portfolio

     General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the bank's board approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies, other than the following: (i) an investment in an adjustable rate mortgage mutual fund with a carrying value of approximately $ 9.9 million at September 30, 2003, (ii) collateralized mortgage obligations issued by Residential Funding Mortgage Security, Inc. with a carrying value of $ 3.6 million at September 30, 2003 and
(iii) collateralized mortgage obligations issued by Citicorp Mortgage Securities Inc. with a carrying value of $ 1.4 million at September 30, 2003.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity."

     We do not currently use or maintain a trading account. Securities not classified as "held-to-maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, to aid in the management of interest rate risk and when investable funds exceed loan demand.

     Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of Joseph Kliminski, the Bank's President and Chief Executive Officer, Richard Bzdek, the Bank's Executive Vice President and Chief Operating Officer, Catherine Bringuier, the Bank's Senior Vice President and Chief Lending Officer, Eric Heyer, the Bank's Senior Vice President, Treasurer and Chief Financial Officer, and Josephine Castaldo, the Bank's Vice President of Branch Administration, is responsible for the administration of the securities portfolio. This committee conducts regular, informal meetings, generally on a weekly basis, and meets quarterly to formally review the bank's securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

     We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, but we may do so in the future as part of our interest rate risk management. Further, we do not invest in securities which are not rated investment grade.

     Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without prepayment penalties. At September 30, 2003, we had $ 13.5 million of callable securities in our portfolio.

     Mortgage-related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $
9.9 million at September 30, 2003.

     The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments. In the absence of an agency guarantee, our policy requires that we purchase only privately-issued mortgage-related securities that have been assigned the highest credit rating (AAA) by the applicable securities rating agencies. Limiting our purchases of privately-issued mortgage-related securities to those with a AAA rating reduces our added credit risk in purchasing non-agency guaranteed securities. Moreover, because there is a robust secondary market for AAA-rated privately-issued mortgage-related securities, much of the liquidity risk otherwise associated with our investment in non-agency securities is mitigated.

     Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

     Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2003, collateralized mortgage obligations comprised $ 66.8 million of our securities portfolio.

     Other Securities. In addition, at September 30, 2003 we held an approximate investment of $3.1 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of New York, ownership of Federal Home Loan Bank of New York common shares is required.

     The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                          At September 30,
                                                          ----------------
                                                     2003       2002       2001
                                                   --------   --------   --------
                                                             (In thousands)
Securities Held-to-Maturity:
---------------------------
  U.S. government and federal agency
     obligations ...............................   $     --   $     --   $     --
 Collateralized mortgage agency obligations ....        193      3,076      4,970
  Government National Mortgage Association .....        476        711      1,137
  Federal Home Loan Mortgage Corporation .......        657        986      1,214
  Federal National Mortgage Association ........      1,513      2,197      2,866
                                                   --------   --------   --------

    Total securities held-to-maturity ..........      2,839      6,970     10,187
                                                   --------   --------   --------
Securities Available-for-Sale:
-----------------------------
  U.S. government and federal agency obligation      13,484         --         --
  Collateralized mortgage non-agency obligations      4,962     19,177     30,580
  Collateralized mortgage agency obligations ...     61,685     57,346     17,164
  Government National Mortgage Association .....        320        513        770
  Federal Home Loan Mortgage Corporation .......        346        885        892
  Federal National Mortgage Association ........     16,664      2,213      2,616
  Mutual fund ..................................      9,930     10,000         --
                                                   --------   --------   --------

    Total securities available-for-sale ........    107,391     90,134     52,022
                                                   --------   --------   --------
    Total ......................................   $110,230   $ 97,104   $ 62,209
                                                   ========   ========   ========

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2003. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                      At September 30, 2003
                                     --------------------------------------------------------------------------------------
                                                                                             More than
                                     One Year or Less One to Five Years Five to Ten Years    Ten Years     Total Securities
                                     ---------------- ----------------- ----------------- ---------------- ----------------
                                     Carrying Average Carrying  Average Carrying  Average Carrying Average Carrying Average  Market
                                      Value    Yield   Value     Yield   Value     Yield   Value    Yield   Value    Yield   Value
                                     -------- ------- --------  ------- ---------  ------ -------- ------- -------- -------  ------
                                                                                            (Dollars in thousands)

U.S. Government and Federal Agency   $    --     --%  $ 13,484   2.38%  $     --      --% $     --     --% $ 13,484  2.38%  $ 13,484

Mortgage-backed non-agency
 obligations .....................        --     --         --     --         --      --     4,962   0.20     4,962  0.20      4,962

Government National Mortgage
 Association .....................        --     --         39   7.41         --      --     4,393   2.45     4,432  2.50      4,446

Federal Home Loan Mortgage
 Association .....................        --     --          2   7.93      3,455    0.53    37,221   2.49    40,678  2.24     40,687


Federal National Mortgage
 Association .....................         8   3.93         --     --      9,594    3.33    27,142   2.94    36,744  3.04     36,746
                                     -------   ----   --------   ----    -------    ----  --------   ----  --------  ----   --------

  Total ..........................   $     8   3.93%  $ 13,525   2.39%   $13,049    3.03% $ 73,718   2.49% $100,300  2.46%  $100,325
                                     =======   ====   ========   ====    =======    ====  ========   ====  ========  ====   ========

Sources of Funds

     General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the Federal Home Loan Bank) are also used to supplement the amount of funds for lending and investment.

     Deposits. Our current deposit products include checking, savings, money market, club accounts, certificates of deposit accounts ranging in terms from thirty days to ten years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

     Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, cable television, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Although we did offer special savings programs in connection with the opening of our Cedar Grove branch office, premiums or incentives for opening accounts are generally not offered. We periodically select particular certificate of deposit maturities for promotion.

     The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of general market rates and rates of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis.

     At September 30, 2003, $121.7 million or 41.56% our deposits are in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

     An additional $28.6 million or 9.78% of our deposits at September 30, 2003 are in a promotional savings account whose balances earn an above market interest rate through December 31, 2003. Our liquidity could be reduced if a significant amount of these accounts are not retained when the rates paid on such accounts return to market levels.

     The following table sets forth the distribution of deposits at the bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                      At September 30,
                               ----------------------------------------------------------------------------------------------
                                            2003                           2002                             2001
                               -----------------------------  ------------------------------  -------------------------------
                                                    Weighted                        Weighted                         Weighted
                                         Percent    Average              Percent    Average              Percent     Average
                                         of Total   Nominal              of Total   Nominal              of Total    Nominal
                               Amount    Deposits    Rate     Amount     Deposits    Rate      Amount    Deposits     Rate
                               ------    --------    ----     ------     --------    ----      ------    --------     ----
                                                                 (Dollars in thousands)

Non-interest-bearing demand
   deposits ...............   $ 21,676     7.40%       --%    $ 16,816     6.36%       --%    $ 13,635     7.22%        --%

Interest-bearing demand
   deposits ...............     21,721     7.42      0.98       27,733    10.48      1.55        9,756     5.17       1.76

Savings deposits ..........    127,720    43.62      1.60      101,433    38.34      2.30       54,100    28.65       2.87

Time deposits .............    121,709    41.56      2.55      118,605    44.82      3.14      111,337    58.96       4.62
                              --------   ------      ----     --------   ------      ----     --------   ------       ----

     Total deposits .......   $292,826   100.00%     1.79%    $264,587   100.00%     2.45%    $188,828   100.00%      3.64%
                              ========   ======      ====     ========   ======      ====     ========   ======       ====


     The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.


                                                  Certificates
    Remaining Time Until Maturity                 of Deposits
                                                 (In thousands)

    Within three months....................         $ 9,528
    Three through six months...............           7,108
    Six through twelve months..............           4,522
    Over twelve months.....................          10,699
                                                    -------

    Total                                           $31,857
                                                    =======

     Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy.

     Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At September 30, 2003, our borrowing limit with the Federal Home Loan Bank was approximately $106.8 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Financial Statements.

     The Bank is evaluating the costs and benefits of restructuring its portfolio of FHLB advances. To do so would likely result in a significant one time charge to earnings in the form of FHLB prepayment penalties which, in turn, would lower the interest paid on borrowings and should improve the bank's net interest spread and margin and enhance future earnings.

     The following table sets forth certain information regarding our borrowed funds.

                                                       At or For the
                                                  Year Ended September 30,
                                            -----------------------------------
                                              2003         2002          2001
                                            --------     --------      --------

Federal Home Loan Bank Advances:

Average balance outstanding...............  $54,923      $ 43,859      $ 39,094

Maximum amount outstanding
  at any month-end during the period......  $61,800      $ 48,500      $ 46,000

Balance outstanding at end of period......  $55,000      $ 44,000      $ 46,000

Weighted average interest rate during
   the period.............................    5.16%         5.16%         5.78%

Weighted average interest rate at end
   of period..............................    5.13%         5.59%         5.14%

Subsidiary Activity

     In addition to American Savings Bank of NJ, ASB Holding Company has one service corporation subsidiary, ASB Investment Corp, a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers of American Savings Bank of NJ and the general public through a third party networking arrangement. Initially, activities at this subsidiary will be limited to the sale of fixed rate annuities. ASB Investment Corp is not a licensed insurance agency, and it may only offer insurance products through an agreement with a licensed insurance agency. In June 2003, ASB Investment Corp entered into an agreement with Essex National Insurance Agency, Inc., a licensed insurance agency, through which it may offer insurance products.

     ASB Investment Corp is not a registered broker-dealer and it does not currently conduct any securities activities. ASB Investment Corp may not offer and sell securities unless it becomes registered. Rules promulgated by the SEC, however, permit savings banks, such as American Savings Bank of NJ, to offer and sell securities without registering as a broker-dealer if the bank contracts directly with a registered broker-dealer to offer and sell securities through an agreement with the bank, and we could conduct such activities through American Savings Bank of NJ without registering either American Savings Bank of NJ or ASB Investment Corp as broker-dealers.

Personnel

     As of September 30, 2003, we had 49 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

Regulation

     Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

     Any change in applicable statutory and regulatory requirements, whether by the OTS, the Federal Deposit Insurance Corporation ("FDIC") or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise which could hurt the trading price of the Company's common stock.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The SEC has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

     General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

     The Bank must file regular reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0312% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2003 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

     In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

     For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

     A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

     The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

     The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

     Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2003 and in each of the last twelve months and, therefore, qualifies as a QTL.


     Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS.

     Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB of New York, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

     Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

     Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of the Company

     General. The Company is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

     Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, the Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

     Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     Waivers of Dividends by American Savings, MHC. OTS regulations require American Savings, MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

     We anticipate that American Savings, MHC will waive dividends paid by the Company, if any. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by American Savings, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event American Savings, MHC converts to stock form.

     Conversion of American Savings, MHC to Stock Form. OTS regulations permit American Savings, MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. There can be no assurance when, if ever, a second step conversion will occur, and the Board of Directors has no current intention or plan to undertake a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company (the "New Holding Company"), American Savings, MHC's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for shares of the New Holding Company. In a second step conversion, each share of common stock held by stockholders other than American Savings, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the second step conversion. Under OTS regulations, The Company stockholders would not be diluted because of any dividends waived by American Savings, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event American Savings, MHC converts to stock form. The total number of shares held by Minority Stockholders after a second step conversion also would be increased by any purchases by Minority Stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Item 2.     Description of Property.

     At September 30, 2003, our net investment in property and equipment totaled $3.9 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch offices, the year the offices were opened and the net book value of each office.

                                   Year
                                 Facility     Leased or      Net Book Value at
Office Location                   Opened       Owned        September 30, 2003
---------------                  --------     ---------     ------------------
                                                              (In thousands)
Main Office
365 Broad Street
Bloomfield, New Jersey  07003      1965        Owned             $  1,502

Main Office Drive Up Facility
16 Pitt Street
Bloomfield, New Jersey  07003      1998        Owned                 $376

Full Service Branch
310 Pompton Avenue
Cedar Grove, New Jersey  07009     2001        Owned               $2,061


(b)      Investment Policies.

     See "Item 1. Description of Business" above for a general description of the Bank's investment policy. The Bank's investment policy is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities," and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings

     The Bank from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against the Bank at September 30, 2003 that would have a material effect on our operations or income.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The  information  contained  under  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

     The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A. Controls and Procedures

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) Changes in internal controls.  There were no significant changes in the
         ----------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14 to this Annual Report on Form10-KSB.

Item 10. Executive Compensation

     The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

     (b) Security Ownership of Management

     Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I- Election of Directors" in the Proxy Statement.

     (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     As of September 30, 2003, the Registrant had no equity compensation plans to be disclosed pursuant to this item.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition as of September 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended, together with the related notes and the report of independent certified public accountants.

     2. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Charter of ASB Holding Company*
                   3(ii)   Bylaws of ASB Holding Company*
                   4       Specimen Stock Certificate of ASB Holding Company**
                  10.1     Employment Agreement between American Savings Bank of
                               NJ and Joseph Kliminski**
                  10.2     Employment Agreement between American Savings Bank of
                               NJ and Richard M. Bzdek**
                  10.3     Employment Agreement between American Savings Bank of
                               NJ and Eric B. Heyer**
                  10.4     Form of Executive Salary Continuation Agreement**
                  10.5     Employment Agreement between ASB Holding Company and
                               Joseph Kliminski
                  13       Annual Report to Stockholders
                  14       Code of Ethics
                  21       Subsidiaries
                  31       Certification Pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002
                  32       Certification Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002
         ---------------
         * Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-105472 filed with the SEC on July 11, 2003).
         ** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-105472 filed with the SEC on May 22, 2003).

                (b) Reports on Form 8-K:

                    During the quarter ended September 30, 2003, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2003.

                                      ASB HOLDING COMPANY


                                      By:  /s/ Joseph  Kliminski
                                           -------------------------------------
                                           Joseph Kliminski
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 23, 2003.


/s/ W. George Parker                  /s/ Joseph Kliminski
---------------------------------     ------------------------------------------
W. George Parker                      Joseph Kliminski
Chairman and Director                 President, Chief Executive Officer and
                                      Director


/s/ Eric B. Heyer                     /s/ Vincent S. Rospond
---------------------------------     ------------------------------------------
Senior Vice President, Treasurer      Director
and Chief Financial Officer
(Principal Financial and
Accounting Officer)



/s/ H. Joseph North                   /s/ James H. Ward, III
---------------------------------     ------------------------------------------
H. Joseph North                       James H. Ward, III
Director                              Vice Chairman and Director


/s/ Stanley Obal                      /s/ Robert Gaccione
---------------------------------     ------------------------------------------
Stanley Obal                          Robert Gaccione
Director                              Director