Form 10QSB
period 2003-12-31
ASB HOLDING CO
filed 2004-02-13
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    --------

                        Commission file number 000-31789

                               ASB HOLDING COMPANY
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        United States                                          56-2317250
 ---------------------------------                        ----------------------
 (State or other jurisdiction                               (I.R.S. Employer
 of Incorporation or organization)                        Identification Number)


                 365 Broad Street, Bloomfield, New Jersey 07003
                 ----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (973) 748-3600
                                 --------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X ] No [ ]


As of February 12, 2004, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one):   Yes [ ]    No [X]

                               ASB HOLDING COMPANY

                                Table of Contents


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Consolidated Financial Statements                             3
                Notes to Consolidated Financial Statements                    8

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                10

     Item 3.    Controls and Procedures                                      16


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                            17
     Item 2.    Changes in Securities                                        17
     Item 3.    Defaults Upon Senior Securities                              17
     Item 4.    Submission of Matters to a Vote of Securities Holders        17
     Item 5.    Other Information                                            17
     Item 6.    Exhibits and Reports                                         18


FORM 10-QSB SIGNATURE PAGE                                                   19

CERTIFICATIONS                                                            20-22

ITEM 1.  FINANCIAL STATEMENTS
ASB Holding Company
Consolidated Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                       December 31, September 30,
                                                                           2003         2003
                                                                        ---------    ---------
ASSETS
Cash and cash equivalents
     Cash and due from banks                                            $   1,536    $   1,386
     Interest-bearing deposits                                              1,668       31,259
     Federal funds sold                                                         -        5,900
                                                                        ---------    ---------
         Total cash and cash equivalents                                    3,204       38,365

Securities available-for-sale                                             103,323      107,391
Securities held-to-maturity (fair value: December 31, 2003 -
  $2,762; September 30, 2003 - $2,864)                                      2,743        2,839
Loans, net                                                                270,696      262,844
Loans held for sale                                                           644          500
Premises and equipment                                                      3,922        3,939
Federal Home Loan Bank stock, at cost                                       3,075        3,150
Cash surrender value of life insurance                                      5,079        5,028
Accrued interest receivable                                                 1,247        1,255
Other assets                                                                  826        1,755
                                                                        ---------    ---------
     Total assets                                                       $ 394,759    $ 427,066
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest-bearing                                           $  21,497    $  21,676
         Interest-bearing                                                 269,178      271,150
                                                                        ---------    ---------
              Total deposits                                              290,675      292,826

     Stock subscriptions received                                               -       52,137
     Advance payments by borrowers for taxes and insurance                  2,036        2,079
     Federal Home Loan Bank advances                                       61,500       55,000
     Accrued interest payable and other liabilities                         2,765        2,685
     Common stock in ESOP subject to contingent repurchase obligation          60            -
                                                                        ---------    ---------
         Total liabilities                                                357,076      404,727

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized               -            -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                    555            -
     Additional paid-in capital                                            15,628          100
     Unearned ESOP shares                                                  (1,300)           -
     Retained earnings                                                     23,118       22,644
     Accumulated other comprehensive income (loss)                           (218)        (405)
     Amount reclassified on ESOP shares                                       (60)           -
                                                                        ---------    ---------
         Total stockholders' equity                                        37,723       22,339
                                                                        ---------    ---------
              Total liabilities and stockholders' equity                $ 394,759    $ 427,066
                                                                        =========    =========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Consolidated Statements of Income
(in thousands, except share data)
(unaudited)

                                                           Three Months
                                                         Ended December 31,
                                                         ------------------
                                                         2003         2002
                                                      ----------   ----------
Interest and dividend income
    Loan(s), including fees                           $    3,690   $    3,504
    Securities                                               750          863
    Federal funds sold and other                              13           70
                                                      ----------   ----------
       Total interest income                               4,453        4,437

Interest expense
    NOW and money market                                      57          102
    Savings                                                  562          578
    Certificates of deposit                                  749          940
    Federal Home Loan Bank advances                          718          633
                                                      ----------   ----------
       Total interest expense                              2,086        2,253
                                                      ----------   ----------

Net interest income                                        2,367        2,184

Provision for loan losses                                     41           51
                                                      ----------   ----------

Net interest income after provision for loan losses        2,326        2,133

Noninterest income
    Deposit service fees and charges                         155           96
    Income from cash surrender value of
     life insurance                                           51           60
    Gain on sale of loans                                      7            -
    Other                                                     67           34
                                                      ----------   ----------
       Total noninterest income                              280          190

Noninterest expense
    Salaries and employee benefits                         1,123        1,229
    Occupancy and equipment                                  224          191
    Data processing                                          158          125
    Advertising                                               71           48
    Federal deposit insurance                                 11           10
    Other                                                    243          146
                                                      ----------   ----------
       Total noninterest expense                           1,830        1,749
                                                      ----------   ----------

Income before provision for income taxes                     776          574

Provision for income taxes                                   302          210
                                                      ----------   ----------
Net income                                            $      474   $      364
                                                      ==========   ==========

Comprehensive income                                  $      661   $      117
                                                      ==========   ==========

Earnings per share:

    Basic and diluted                                 $      .09   $      .09
                                                      ==========   ==========
Weighted average shares                                5,422,902    3,888,150

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Consolidated Statements of Stockholders' Equity
Year ended September 30, 2003 and three months ended December 31, 2003 (in thousands)
(unaudited)

                                                                             Accumulated     Amount
                                                                                Other     Reclassified
                                     Additional    Unearned                 Comprehensive      on                 Compre-
                          Common       Paid-in       ESOP         Retained     Income         ESOP       Total    hensive
                           Stock       Capital      Shares        Earnings     (Loss)        Shares     Equity    Income
                           -----       -------      ------        --------     ------        ------     ------    ------
Balance at
  September 30, 2002    $       -    $        -   $        -   $   21,341   $      531   $           $   21,872

Initial funding of ASB
Holding Company                 -           100                      (100)                                    -

Comprehensive income
    Net income                  -             -            -        1,403            -                    1,403
    Change in unrealized
      gain on securities
      available-for-sale,
      net of taxes              -             -            -            -         (936)                    (936)
                        ---------    ----------   ----------   ----------   ----------   ----------  ----------
Balance at
  September 30, 2003    $       -    $      100   $        -   $   22,644   $     (405)  $           $   22,339

Issuance of common
  stock, net of issuance
  costs                       555        15,506       (1,333)           -            -                   14,728

ESOP shares earned              -            22           33            -            -                       55

Reclassification of
  common stock in ESOP
  to contingent repurchase
  obligation                    -             -            -            -            -          (60)        (60)

Comprehensive income
    Net income                  -             -            -          474            -                      474
    Change in unrealized
      gain on securities
      available-for-sale,
      net of taxes              -             -            -            -          187                      187
                                                                                                     ----------
       Total
          comprehensive
          income                                                                                            661   $    661
                        ---------    ----------   ----------   ----------   ----------   ----------  ----------   ========
Balance at
  December 31, 2003     $     555    $   15,628   $   (1,300)  $   23,118   $     (218)  $      (60) $   37,723
                        =========    ==========   ==========   ==========   ==========   ==========  ==========


      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)


                                                                           Three Months Ended
                                                                              December 31,
                                                                           ------------------
                                                                            2003        2002
                                                                          --------    --------
Cash flows from operating activities
    Net income                                                            $    474    $    364
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                           107          90
       Net amortization of premiums and discounts                              143         265
       ESOP compensation expense                                                55           -
       Provision for loan losses                                                41          51
       Increase in cash surrender value of life insurance                      (51)        (60)
       Gain on sale of loans                                                    (7)          -
       Proceeds from sales of loans                                          1,107           -
       Net change in of loans held for sale                                   (144)          -
       Change in accrued interest receivable                                     8          23
       Change in other assets                                                  216        (233)
       Change in deferred income taxes                                         (13)         43
       Increase in other liabilities                                            80         (52)
                                                                          --------    --------
              Net cash from operating activities                             2,016         491

Cash flows from investing activities
    Net increase in loans receivable                                        (8,993)    (21,548)
    Purchases of securities held-to-maturity                                  (297)          -
    Principal paydowns on securities held-to-maturity                          387       1,622
    Purchases of securities available-for-sale                              (4,011)    (25,972)
    Principal paydowns on securities available-for-sale                      8,253      19,893
    Purchase of Federal Home Loan Bank stock                                  (335)       (750)
    Redemption of Federal Home Loan Bank stock                                 410           -
    Purchase of bank-owned life insurance                                        -        (325)
    Purchase of premises and equipment                                         (90)        (75)
                                                                          --------    --------
       Net cash from investing activities                                   (4,676)    (27,155)

Cash from financing activities
    Net increase in deposits                                                 2,201       5,879
    Net change in advance payments by borrowers for taxes and insurance        (43)        (65)
    Repayment of Federal Home Loan Bank of New York advances                (1,000)     (1,000)
    Federal Home Loan Bank of New York advances                                  -      15,000
    Net change in Federal Home Loan Bank of New York
       Overnight Line of Credit                                              7,500           -
    Refund of Stock subscriptions received                                 (41,159)          -
                                                                          --------    --------
       Net cash from financing activities                                  (32,501)     19,814
                                                                          --------    --------

Net change in cash and cash equivalents                                    (35,161)     (6,850)

Cash and cash equivalents at beginning of period                            38,365      17,330
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  3,204    $ 10,480
                                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                                      ------------------
                                                                        2003      2002
                                                                       -------   -------
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                        $ 2,085   $ 2,237
       Income taxes, net of refunds                                    $    10       411

Supplemental disclosure of non cash financing transaction:
    Transfer of stock subscriptions received and deposits to capital   $14,728   $     -

     See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         ASB Holding Company is a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of American Savings Bank of NJ, which was previously owned by American Savings, MHC, a federally chartered mutual holding company. American Savings Bank of NJ converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was sold to any person other than American Savings, MHC. Currently, all of the outstanding stock of American Savings Bank of NJ is held by ASB Holding Company. The MHC holds 70% of the outstanding stock of ASB Holding Company with the remaining 30% held by the public.

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Savings Bank of NJ ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of December 31, 2003 and September 30, 2003 and for the three-month periods ended December 31, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

         The only business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had no activity to date.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-KSB. The September 30, 2003 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, prepayment speeds on mortgage -backed securities, and status of contingencies are particularly subject to change.

         Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending September 30, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

         The results of operations for the three months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Minority Offering

         On October 3, 2003, the Company completed a minority stock offering and sold 1,666,350 shares of common stock at $10 per share and received proceeds of $16,060,000 net of conversion expenses of $603,000. The Company contributed $9,616,000 or approximately 60% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1,333,000 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 133,000 shares of common stock at $10 per share.

         Accordingly, the MHC holds 70%, or 3,888,150 shares, of the outstanding stock of the Company, with the remaining 30% held by the public. The Company holds 100% of the Bank's outstanding common stock. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

         The Company also had stock subscriptions received totaling $52,137,000 at September 30, 2003 pending completion of the Company's initial public offering. At the time of closing on October 3, 2003, gross proceeds of $15,330,000 became capital of the Company with the remainder returned on oversubscriptions.

Note 3 - Earnings Per Share

         Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of commons shares outstanding during the period less unearned ESOP shares. There were no potentially dilutive securities for any periods presented. Earnings per share for the prior period has been restated to reflect the conversion of 100 shares of Bank stock into 3,888,150 shares of Company stock representing 100% ownership of the Bank prior to the minority stock offering.

Note 4 - Employee Stock Ownership Plan

         As part of the minority stock offering, the Bank established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $1,333,000 from the Company and used those funds to acquire 133,000 shares of the Company's stock at $10 per share.

         Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments are scheduled to occur over a ten-year period.

         At December 31, 2003, the ESOP held 133,000 shares of ASB Holding Co. common stock and 3,333 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment.. Participants who elect to receive their benefit payments in the form of ASB Holding Co. common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholder's equity by an amount that represents the independently appraised fair value of all the ASB Holding Co. common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At December 31, 2003, this contingent repurchase obligation reduced shareholders' equity by $60,000.

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

General

         The Company's results of operations depend primarily on earnings on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and commercial real estate mortgage loans, and residential mortgage-related securities. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. As a result of the historical low interest rates that existed throughout the last two years, our net interest margin decreased and reduced our net income. The net interest margin decreased from 2.65% for the quarter ended December 31, 2002 to 2.51% for the same period in 2003. However, as a percentage of average assets, non-interest income improved 0.07% from 0.21% for the quarter ended December 31, 2002, to 0.28% for the same period in 2003. Additionally, as a percentage of average assets, non-interest expense was reduced 0.20% from 2.05% to 1.85% for the same comparative quarter end. As a result, return on average assets increased from 0.43% for the quarter ended December 31, 2002 to 0.48% for 2003. In a stable interest rate environment, we expect that our net interest margin will stabilize. However, our net interest margin may be at risk of further declines in a rising or falling rate environment.

         Our results of operations also depend on our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges, income on bank owned life insurance and gains on sales of loans available for sale.

         Our results of operations may also be affected significantly by changes in market interest rates, economic and competitive conditions in our market area, and changes in applicable laws, regulations or governmental policies. Furthermore, because our lending activity is concentrated in loans secured by real estate located in northern New Jersey, downturns in the regional economy encompassing New Jersey could have a negative impact on our earnings.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003

         Our total assets decreased by $32.3 million, or 7.6%, to $394.8 million at December 31, 2003 from $427.1 million at September 30, 2003. The decrease reflected refunds of stock oversubscriptions, funded by a decrease in cash and cash equivalents and increases in Federal Home Loan Bank ("FHLB") advances. Loans increased by $7.9 million, or 3.0%, to $270.7 million at December 31, 2003 from $262.8 million at September 30, 2003. Our increase in loans resulted from a higher volume of one-to four-family mortgage loan originations reflecting increased demand as borrowers sought to take advantage of continued low market interest rates. Beginning in June of 2003, for the purposes of managing interest rate risk, the Bank returned to a strategy of selling a portion of its long-term, fixed rate mortgage loans originated into the secondary market, resulting in loans held for sale of $644,000 at December 31, 2003. Securities classified as available-for-sale decreased $4.1 million, or 3.8%, to $103.3 million at December 31, 2003 from $107.4 million at September 30, 2003. Cash and cash equivalents decreased by $35.2 million, or 91.7%, to $3.2 million at December 31, 2003 from $38.4 million at September 30, 2003 to provide funding for refunds of stock oversubscriptions.

         Total deposits decreased by $2.1 million, or 0.7%, to $290.7 million at December 31, 2003 from $292.8 million at September 30, 2003 resulting from $4.4 million in withdrawals of IPO funds, offset by an increase of $2.3 million in new deposits.. The $2.1 million decrease was primarily due to a decline in certificates of deposit, partially offset by an increase in savings accounts. Savings accounts increased $1.8 million or 1.4% to $129.6 million. Certificates of deposit decreased by $3.3 million, or 2.7% to $118.4 million. Checking deposits, including demand, NOW and money market checking accounts, decreased $752,000 or 1.7% to $42.7 million. The increase in savings accounts continues to be primarily a result of a money market savings product that the Bank began offering during 2002.

         FHLB advances increased $6.5 million, or 11.8%, to $61.5 million at December 31, 2003 from $55.0 million at September 30, 2003. The net increase of $6.5 million was comprised of $7.5 million drawn on an overnight line of credit offset by a $1.0 million repayment of a maturing fixed rate advance. The increase in FHLB advances was used to fund new loan originations and continuing operations. New advances drawn were overnight line of credit borrowings.

         Equity increased $15.4 million, or 69.1%, to $37.8 million at December 31, 2003 from $22.3 million at September 30, 2003. The increase reflects the completion of the minority stock offering whereby the Company sold 1,666,350 shares of common stock at $10 per share and received proceeds of $16.1 million net of conversion costs. Further, the Company recognized net income of $474,000 for the three months ended December 31, 2003, in addition to accumulated other comprehensive income of $187,000 in unrealized after-tax gains on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and December 31, 2002

         General. Net income for the three months ended December 31, 2003 was $474,000, an increase of $110,000, or 30.1% from the same period in 2002. The increase in net income resulted from an increase in net interest income as well as increases in noninterest income, partially offset by increases in non-interest expense and the provision for income taxes.

         Interest Income. Total interest income increased $16,000 to $4.5 million for the three months ended December 31, 2003, from $4.4 million for the same period in 2002. Interest income on loans increased $186,000 or 5.3%, to $3.7 million for the three months ended December 31, 2003 from $3.5 million for the same 2002 period. The average balance of loans receivable increased $50.7 million to $268.1 million at December 31, 2003, which more than offset the decrease in the average yield on loans receivable from 6.45% for the three months ended December 31, 2002 to 5.51% for the same period in 2003. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates. The increase in interest income on loans was offset by decreases in interest income on securities, which declined $112,500 for the three months ended December 31, 2003 from the prior period in 2002. The decrease resulted from a 66 basis point decrease in the average yield on securities from 3.49% for the three months ended December 31, 2002 to 2.83% for the same period in 2003. The decrease in the average yield was partially offset by an increase in the average balance of securities from $99.0 million for the three months ended December 31, 2002 to $106.2 million for the three months ended December 31, 2003, as principal repayments received on older, higher yielding mortgage-backed securities and collateralized mortgage obligations were used to purchase lower yielding securities.

         Interest Expense. Total interest expense decreased by $167,000 or 7.4% to $2.1 million for the three months ended December 31, 2003 from $2.3 million for the same period in 2002. The average cost of interest bearing liabilities decreased 57 basis points from 3.08% for the three months ended December 31, 2002, to 2.51% for the same period in 2003. This decline in the average cost was offset by an increase of $39.8 million in interest bearing liabilities for the three months ended December 31, 2003, to $332.8 million from $293.0 million for the same three months in 2002. In addition, the average balances of interest bearing deposits increased $27.1 million during the same three-month comparative period. The average balance of certificates of deposit decreased $1.0 million to $119.8 million for the three months ended December 31, 2003 from $120.8 million from the same period in 2002. In addition, the average cost of certificates of deposit decreased from 3.11% to 2.50% for the same respective comparative periods. The average cost of savings accounts decreased from 2.21% for the three months ended December 31, 2002 to 1.69% for the same period in 2003, which also more than offset the increase of $28.1 million in the average balance of savings accounts during the same period. In addition, interest expense on FHLB advances increased $85,000 as a result of an increase in the average balance from $45.4 million for the three months ended December 31, 2002 to $58.0 million for the same period in 2003. This was partially offset by a decrease in the average cost of advances from 5.58% for the three months ended December 31, 2002 to 4.95% for the same period in 2003.

         Net Interest Income. Net interest income increased by $183,000 or 8.4%, to $2.4 million for the three months ended December 31, 2003 from $2.2 million for the same period in 2002. The net interest rate spread decreased to 2.21% for the three months ended December 31, 2003 from 2.31% for 2002. The net interest margin decreased 14 basis points to 2.51% for the three months ended December 31, 2003 compared with 2.65% for the same period in 2002 reflecting assets repricing downward more rapidly than the cost of deposits.

         For the comparative quarters ended December 31, 2003 and 2002, the average cost of interest-bearing liabilities decreased 57 basis points to 2.51% from 3.08%, primarily due to across the board declines in the rates paid on deposit accounts. For the same comparative quarters ended December 31, 2003 and 2002, yield on earning assets decreased 66 basis points to 4.72% from 5.38%. The decrease in the average cost of interest-bearing liabilities lagged that of interest-yielding assets due, in large part, to the $54.7 million average balance of fixed rate Federal Home Loan Bank advances carrying an average cost of 5.13%. These fixed rate advances, drawn for purposes of interest rate risk management, were initially used to partially fund a growing portfolio of originated fixed-rate mortgage loans. In the past year, many of these loans have refinanced to lower rates thereby substantially reducing the net interest margin earned on this funding. At December 31, 2003, these "laddered" borrowings range in remaining maturity from one to nine years with a weighted average remaining maturity of 4.7 years and a weighted average cost of 5.13%. The Bank is evaluating the costs and benefits of restructuring its portfolio of FHLB advances. To do so would likely result in a significant one time charge to earnings in the form of FHLB prepayment penalties which, in turn, would lower the interest paid on borrowings and should improve the bank's net interest spread and margin and enhance future earnings. Notwithstanding the implementation of this strategy, we do not expect the trend of further declines in our net interest margin to continue in a stable interest rate environment. However, our net interest margin may be at risk of further declines in a rising or falling rate environment.

         Provision for Loan Losses. Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         The provision for loan losses decreased to $41,000 for the three months ended December 31, 2003 compared to $51,000 for the same period in 2002. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and relative stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. Growth in these balances, such as that experienced by the Bank during the periods discussed herein, resulted in the need for the additional loss provisions. For the quarter ended December 31, 2003, total one-to-four family mortgages increased $7.4 million representing an increase of 3.5% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans decreased $84,000 and commercial loans decreased $74,000. Consumer loans increased $93,000 and home equity loans increased $291,000 while construction loans remained stable.

         As a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above.

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding remained stable at 0.52% for December 31, 2003 and September 30, 2003, reflecting balances of $1.41 million and $1.37 million, respectively. The provision increased primarily as a result of growth in unseasoned loans and allocations for impaired loans, as previously discussed. Nonperforming loans as a percentage of gross loans was 0.28% at December 31, 2003 compared to 0.20% at September 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Noninterest Income. Noninterest income increased $90,000, or 47.4% to $280,000 for the three months ended December 31, 2003 compared to the same period in 2002. The increase was primarily a result of increases in service charges on deposit accounts which increased by $59,000 due to the implementation of new deposit services. Other non-interest income increased by $33,000 primarily due to prepayment penalties of $22,000 collected during the quarter ended December 31, 2003.

         Noninterest Expense. Noninterest expense increased $81,000, or 4.6% to $1.8 million for the three months ended December 31, 2003 from $1.7 million for the three months ended December 31, 2002. The increase was primarily a result of higher expenses for occupancy and equipment, data processing, advertising, and other non-interest expenses, partially offset by a decrease in salaries and benefits.

         Occupancy and equipment expense increased $33,000 to $224,000 for the three months ended December 31, 2003 as compared to $191,000 for the same period in 2002, due to higher computer expenses primarily related to upgrades and enhancements to administrative and security services. Data processing costs also increased $33,000 mainly due to increases in service bureau core processing resulting from growth in deposit and loan accounts as well as costs associated with comprehensive system upgrades. Advertising expenses were higher by $23,000 for the same comparative periods as a result of increased print, radio, and television ads. Other non interest expenses increased $97,000 as professional service fees, including legal fees, were higher by $9,000 and general and administrative expenses increased $31,000 of which $16,000 represented comparatively higher expenses relating to the bulk purchase of brochures and forms.

         Offsetting these increases in non-interest expenses was a decrease in salaries and benefits. For the quarter ended December 31, 2003 salaries and benefits decreased $106,000 to $1.1 million from $1.2 million for the same 2002 period. This decrease is primarily due to lower management incentive plan expenses as annual bonuses for executive officers declined significantly from the prior year because certain pre-determined plan targets such as return on average equity, growth in loans, deposits, and earnings were not fully achieved.

         Management expects increased expenses in the future resulting from the ongoing expenses associated with the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes increased $92,000 for the three months ended December 31, 2003 from the same period in 2002. The effective tax rate was 38.9% and 36.6% for the three months ended December 31, 2003 and 2002. The slight increase in the effective tax rate is primarily reflective of an increase in nondeductible expenses primarily related to the ESOP.

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

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes FHLB advances to leverage its capital base and provide a portion of the funding needed to manage the interest rate risk presented by its core business of attracting and retaining retail deposits to fund mortgage and consumer loans.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.

On a longer-term basis, the Bank maintains a strategy of investing in various loan products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2003, the total approved loan origination commitments outstanding amounted to $8.5 million. At the same date, unused lines of credit were $11.0 million and construction loans in process were $639,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $78.1 million. Although the average cost of deposits decreased throughout 2002, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, at December 31, 2003 the total collateralized borrowing limit was $97.7 million of which we had $61.5 million outstanding, giving us the ability at December 31, 2003 to borrow an additional $36.2 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, American Savings Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $31.2 million at December 31, 2003, or 7.99% of total assets on that date. As of December 31, 2003, American Savings Bank exceeded all capital requirements of the OTS. American Savings Bank's regulatory capital ratios at December 31, 2003 were as follows: core capital 8.05%; Tier I risk-based capital 16.05%; and total risk-based capital 16.77%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management, based on such evaluation. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls: In the quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES

     Use of Proceeds. On October 3, 2003, the Company completed a minority offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

     1. The effective date of the registration statement on Form SB-2, as amended (File No. 333-105476) was August 12, 2003.

     2. The offering of the securities was not underwritten. Milestone Advisors acted as marketing agent.

     3. The class of securities registered was common stock $.10 par value per share. The amount of such securities registered was 5,554,500 shares at a price of $10 per share. The offering terminated on October 3, 2003 with the sale of 1,666,350 shares at a price of $10 per share.

     4. The total offering expenses incurred by the Company were approximately $603,000, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

     5. Gross proceeds of the offering were $16.7 million. The Company incurred $603,000 of expenses associated with the offering resulting in net proceeds of $16.1 million. $9.6 million of the proceeds were contributed to the Bank and $1.3 million was loaned to the employee stock ownership plan to purchase stock in the offering with the remaining proceeds invested in an interest-bearing deposit at the Bank awaiting deployment into other interest-earning assets. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's prospectus dated August 12, 2003.


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

          (b)  Reports

               During the quarter ended December 31, 2003, the registrant filed the following reports on form 8-K:

               o Report dated October 3, 2003 to report the completion of the registrant's minority stock offering (items 5 and 7).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ASB Holding Company
                                 (Registrant)


Date: February 12, 2004        /s/Joseph Kliminski
                               -------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date: February 12, 2004        /s/Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer