Form 10QSB
period 2004-03-31
ASB HOLDING CO
filed 2004-05-14
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]                  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-31789

                               ASB HOLDING COMPANY
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       UNITED STATES                                          56-2317250
--------------------------------                         ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of Incorporation or organization)                        Identification Number)


                 365 BROAD STREET, BLOOMFIELD, NEW JERSEY 07003
                 ----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (973) 748-3600
                 -----------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]    No [ ]


As of May 14, 2004, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one):    Yes [ ]   No [ X ]

                               ASB HOLDING COMPANY

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                          3
                Notes to Financial Statements                                 8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          10

     Item 3.    Controls and Procedures                                      19


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                            20
     Item 2.    Changes in Securities and Issuer Purchases of Equity
                Securities                                                   20
     Item 3.    Defaults Upon Senior Securities                              20
     Item 4.    Submission of Matters to a Vote of Securities Holders        20
     Item 5.    Other Information                                            20
     Item 6.    Exhibits and Reports                                         20


FORM 10-QSB SIGNATURE PAGE                                                   21

CERTIFICATIONS                                                               22

ITEM 1.  FINANCIAL STATEMENTS

ASB HOLDING COMPANY
STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                     MARCH 31,     SEPTEMBER 30,
                                                                                       2004            2003
                                                                                       ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                       $      2,042    $      1,206
     Interest-bearing deposits                                                            1,764          31,259
     Federal funds sold                                                                       -           5,900
                                                                                   ------------    ------------
         Total cash and cash equivalents                                                  3,806          38,365

Securities available-for-sale                                                            98,853         107,391
Securities held-to-maturity (fair value: March 31, 2004 -
  $3,002; September 30, 2003 - $2,864)                                                    2,981           2,839
Loans, net                                                                              274,193         262,844
Loans held for sale                                                                         401             500
Premises and equipment                                                                    4,024           3,939
Federal Home Loan Bank stock, at cost                                                     2,870           3,150
Cash surrender value of life insurance                                                    5,143           5,028
Accrued interest receivable                                                               1,238           1,255
Other real estate owned                                                                     209               -
Other assets                                                                              1,010           1,755
                                                                                   ------------    ------------
     Total assets                                                                  $    394,728    $    427,066
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                       $     20,994    $     21,676
         Interest-bearing                                                               272,802         271,150
                                                                                   ------------    ------------
              Total deposits                                                            293,796         292,826

     Stock subscriptions received                                                             -          52,137
     Advance payments by borrowers for taxes and insurance                                2,220           2,079
     Federal Home Loan Bank advances                                                     57,400          55,000
     Accrued interest payable and other liabilities                                       2,560           2,685

     Common stock in ESOP subject to contingent repurchase obligation                        57               -

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized                             -               -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                                  555               -
     Additional paid-in capital                                                          15,652             100
     Unearned ESOP shares                                                                (1,266)              -
     Retained earnings                                                                   23,705          22,644
     Accumulated other comprehensive income (loss)                                          106            (405)
     Amount reclassified on ESOP shares                                                     (57)              -
                                                                                   ------------    ------------
         Total stockholders' equity                                                      38,695          22,339
                                                                                   ------------    ------------
              Total liabilities and stockholders' equity                           $    394,728    $    427,066
                                                                                   ============    ============

            See accompanying notes to unaudited financial statements

ASB HOLDING COMPANY
STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                  SIX MONTHS                 THREE MONTHS
                                                                ENDED MARCH 31,             ENDED MARCH 31,
                                                           ------------------------    ------------------------
                                                              2004          2003           2004          2003
                                                           ----------    ----------    ----------    ----------
Interest and dividend income
    Loan, including fees                                   $    7,405    $    7,128    $    3,713    $    3,624
    Securities                                                  1,587         1,582           837           719
    Federal funds sold and other                                   25           133            14            63
                                                           ----------    ----------    ----------    ----------
       Total interest income                                    9,017         8,843         4,564         4,406

Interest expense
    NOW and money market                                          109           178            52            76
    Savings                                                     1,033         1,132           471           554
    Certificates of deposit                                     1,458         1,826           709           886
    Federal Home Loan Bank advances                             1,428         1,369           710           736
                                                           ----------    ----------    ----------    ----------
       Total interest expense                                   4,028         4,505         1,942         2,252
                                                           ----------    ----------    ----------    ----------

Net interest income                                             4,989         4,338         2,622         2,154

Provision for loan losses                                          54           130            13            79
                                                           ----------    ----------    ----------    ----------

Net interest income after provision for loan losses             4,935         4,208         2,609         2,075

Noninterest income
    Deposit service fees and charges                              349           227           172           109
    Income from cash surrender value of
     life insurance                                               115           118            64            58
    Gain on sale of loans                                          21             -            14             -
    Loss on sales of securities available-for-sale                  -          (188)            -          (188)
    Other                                                          78            18            33             6
                                                           ----------    ----------    ----------    ----------
       Total noninterest income                                   563           175           283           (15)

Noninterest expense
    Salaries and employee benefits                              2,344         2,317         1,220         1,088
    Occupancy and equipment                                       441           391           217           200
    Data processing                                               334           264           177           139
    Advertising                                                   129           103            58            55
    Federal deposit insurance                                      24            21            13            11
    Other                                                         497           300           254           154
                                                           ----------    ----------    ----------    ----------
       Total noninterest expense                                3,769         3,396         1,939         1,647
                                                           ----------    ----------    ----------    ----------

Income before provision for income taxes                        1,729           987           953           413

Provision for income taxes                                        668           355           366           145
                                                           ----------    ----------    ----------    ----------
Net income                                                 $    1,061    $      632    $      587    $      268
                                                           ==========    ==========    ==========    ==========
Comprehensive income                                       $    1,572    $      303    $      911    $      660
                                                           ==========    ==========    ==========    ==========
Earnings per share:

    Basic and diluted                                      $     0.20    $     0.16    $     0.11    $     0.07
                                                           ==========    ==========    ==========    ==========
Weighted average shares                                     5,424,565     3,888,150     5,426,209     3,888,150

            See accompanying notes to unaudited financial statements

ASB HOLDING COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)
(UNAUDITED)

                                                                                  Accumulated     Amount
                                                                                     Other     Reclassified
                                          Additional    Unearned                 Comprehensive     on
                               Common       Paid-in       ESOP        Retained      Income         ESOP      Total
                                Stock       Capital      Shares       Earnings      (Loss)        Shares    Equity
                             ---------    ----------   ----------   ----------   ----------   ----------  ----------
Balance at
  September 30, 2003         $       -    $      100   $        -   $   22,644   $     (405)  $           $   22,339

Issuance of common
  stock, net of issuance
  costs                            555        15,506       (1,333)           -            -                   14,728

ESOP shares earned                   -            46           67                                                113

Reclassification of
  common stock in ESOP
  to contingent repurchase
  obligation                         -             -            -            -            -          (57)        (57)

    Net income                       -             -            -        1,061                                 1,061
Change in unrealized
  gain on securities
  available-for-sale,
  net of taxes                       -             -            -            -          511                      511
                             ---------    ----------   ----------   ----------   ----------   ----------  ----------
Balance at
  March 31, 2004             $     555    $   15,652   $   (1,266)  $   23,705   $      106   $      (57) $   38,695
                             =========    ==========   ==========   ==========   ==========   ==========  ==========

            See accompanying notes to unaudited financial statements

ASB HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                          --------------------
                                                                             2004       2003
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $  1,061    $    632
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                           216         177
       Net amortization of premiums and discounts                              175         616
       Losses on sales of securities available-for-sale                         --         188
       ESOP compensation expense                                               113          --
       Provision for loan losses                                                54         130
       Increase in cash surrender value of life insurance                     (115)       (118)
       Gain on sale of other real estate owned                                  --          (3)
       Gain on sale of loans                                                   (21)         --
       Proceeds from sales of loans                                          2,137          --
       Net change in of loans held for sale                                     99          --
       Change in accrued interest receivable                                    17          62
       Change in other assets                                                  396        (275)
       Change in deferred income taxes                                           9          19
       Decrease in other liabilities                                          (125)       (527)
                                                                          --------    --------
              Net cash from operating activities                             4,016         901

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans receivable                                       (13,728)    (33,938)
    Purchases of securities held-to-maturity                                  (756)         --
    Principal paydowns on securities held-to-maturity                          606       2,849
    Purchases of securities available-for-sale                              (9,016)    (62,223)
    Sales of securities available-for-sale                                      --      21,026
    Principal paydowns on securities available-for-sale                     18,238      37,822
    Purchase of Federal Home Loan Bank stock                                  (745)       (750)
    Redemption of Federal Home Loan Bank stock                               1,025          50
    Purchase of bank-owned life insurance                                       --        (324)
    Purchase of premises and equipment                                        (301)       (310)
    Proceeds from sale of other real estate owned                               --          63
                                                                          --------    --------
       Net cash from investing activities                                   (4,677)    (35,735)

CASH FROM FINANCING ACTIVITIES
    Net increase in deposits                                                   970      11,270
    Net change in advance payments by borrowers for taxes and insurance        141         137
    Repayment of Federal Home Loan Bank of New York advances                (2,000)     (2,000)
    Federal Home Loan Bank of New York advances                                 --      15,000
    Net change in Federal Home Loan Bank of New York OLOC                    4,400          --
    Refund of stock subscriptions received                                 (52,137)         --
    Net proceeds from stock issuance                                        14,728          --
                                                                          --------    --------
       Net cash from financing activities                                  (33,898)     24,407
                                                                          --------    --------
Net change in cash and cash equivalents                                    (34,559)    (10,427)

Cash and cash equivalents at beginning of period                            38,365      17,330
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  3,806    $  6,903
                                                                          ========    ========

            See accompanying notes to unaudited financial statements

ASB HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                           2004           2003
                                                          ------         ------
Supplemental cash flow information:
Cash paid during the period for
   Interest                                                $4,023         $4,452
   Income taxes, net of refunds                               626            445


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

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Savings Bank of NJ ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of March 31, 2004 and September 30, 2003 and for the three- and six-month periods ended March 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The results of operations for the three and six months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - MINORITY OFFERING

         On October 3, 2003, the Company completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000 net of conversion expenses of $603,000. The Company contributed $9,616,000 or approximately 60% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1,333,000 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 133,000 shares of common stock at $10 per share.

         Accordingly, the MHC holds 70%, or 3,888,150 shares, of the outstanding stock of the Company, with the remaining 30% or, 1,666,350 shares held by persons other than the MHC. The Company holds 100% of the Bank's outstanding common stock. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

         The Company had stock subscriptions received totaling $52,137,000 at September 30, 2003 pending completion of the Company's initial public offering. At the time of closing on October 3, 2003, gross proceeds of $15,330,000 became capital of the Company with the remainder returned on oversubscriptions.


Note 3 - Earnings Per Share

         Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of commons shares outstanding during the period less unearned ESOP shares. There were no potentially dilutive securities for any periods presented. Earnings per share for prior periods have been restated to reflect the conversion of 100 shares of Bank stock into 3,888,150 shares of Company stock representing 100% ownership of the Bank prior to the minority stock offering.


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

         At March 31, 2004, the ESOP held 133,000 shares of the Company's common stock and 3,333 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of ASB Holding Co. common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholder's equity by an amount that represents the independently appraised fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2004, this contingent repurchase obligation reduced stockholders' equity by $57,000.

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


GENERAL

         The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and commercial real estate mortgage loans, residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. As a result of declining interest rates throughout the last two years, our net interest margin generally reflected a declining trend which subsequently reduced our net income. With increases in the level of market interest rates since the historical lows of mid 2003, the declining trend in net interest margin has reversed and improved for the first two quarters of fiscal 2004 from a low of 2.17% for the three months ended September 30, 2003 to 2.51% for the three months ended December 31, 2003 and to 2.73% for the three months ended March 31, 2004. Consequently, net income has also increased for the first two quarters of fiscal 2004 as well.

         Our results of operations also depend on our provision for loan losses, noninterest income, and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance and gains on sales of loans available for sale. Annualized noninterest income as a percentage of average assets has improved slightly in recent quarters from 0.26% for the three months ended September 30, 2003, to 0.29% for the three months ended March 31, 2004. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Annualized noninterest expense as a percentage of average assets has increased from 1.86% for the three months ended September 30, 2003 to 1.97% for the three months ended March 31, 2004.

         In total, our return on average assets has increased to 0.59% for the three months ended March 31, 2004 from 0.28% for the three months ended September 30, 2003. In a stable interest rate environment, we expect that our net interest margin will stabilize at these levels. However, our net interest margin may be at risk of further declines in a rising or falling rate environment.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND SEPTEMBER 30, 2003

         Our total assets decreased by $32.3 million, or 7.6%, to $394.7 million at March 31, 2004 from $427.1 million at September 30, 2003. The decrease reflected refunds of stock oversubscriptions in connection with the October 3, 2003 closing of the Company's stock offering. Loans increased by $11.4 million, or 4.3%, to $274.2 million at March 31, 2004 from $262.8 million at September 30, 2003. Our increase in loans resulted from a higher volume of one-to four-family mortgage loan originations reflecting increased demand as borrowers sought to take advantage of continued low market interest rates. Beginning in June of 2003, for the purpose of managing interest rate risk, the Bank returned to a strategy of selling a portion of its long-term, fixed rate mortgage loans originated into the secondary market, resulting in loans held for sale of $401,000 at March 31, 2004. Securities classified as available-for-sale decreased $8.5 million, or 8.0%, to $98.9 million at March 31, 2004 from $107.4 million at September 30, 2003. Cash and cash equivalents decreased by $34.6 million, or 90.1%, to $3.8 million at March 31, 2004 from $38.4 million at September 30, 2003 to provide funding for refunds of stock oversubscriptions.

         Total deposits increased by $1.0 million, or 0.3%, to $293.8 million at March 31, 2004 from $292.8 million at September 30, 2003. The increase was primarily due to an increase in savings deposits, offset by a decline in certificates of deposit. Savings accounts increased $6.0 million or 4.6% to $133.7 million. Certificates of deposit decreased by $5.2 million, or 4.3% to $116.5 million. Checking deposits, including demand, NOW and money market checking accounts, increased $252,000 or 0.6% to $43.6 million. The increase in savings accounts is primarily due to a new statement savings account product which became available during the fourth quarter of 2003.

         FHLB advances increased $2.4 million, or 4.4%, to $57.4 million at March 31, 2004 from $55.0 million at September 30, 2003. The net increase of $2.4 million was comprised of $4.4 million drawn on an overnight line of credit offset by a $2.0 million repayment of maturing fixed rate advances. The increase in FHLB advances was used to fund new loan originations and continuing operations. New advances drawn were overnight line of credit borrowings.

         Equity increased $16.4 million, or 73.2%, to $38.7 million at March 31, 2004 from $22.3 million at September 30, 2003. The increase reflects the completion of the minority stock offering whereby the Company sold 1,666,350 shares of common stock at $10 per share and received proceeds of $16.1 million net of conversion costs. Further, the Company recognized net income of $1.1 million for the six months ended March 31, 2004, in addition to a change in accumulated other comprehensive income of $511,000 for unrealized after-tax gains on securities available-for-sale.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

         General. Net income for the three months ended March 31, 2004 was $587,000, an increase of $319,000, or 119.3% from the same period in 2003. The increase in net income resulted from an increase in net interest income as well as an increase in noninterest income, partially offset by increases in noninterest expense and the provision for income taxes.

         Interest Income. Total interest income increased 3.6% or $158,000 to $4.6 million for the three months ended March 31, 2004, from $4.4 million for the same period in 2003. The average yield on interest earning assets decreased 31 basis points from 5.07% for the three months ended March 31, 2003 to 4.76% for the comparative period this year.

         Interest income on loans increased $89,000 or 2.5%, to $3.7 million for the three months ended March 31, 2004 from $3.6 million for the same 2003 period. The average balance of loans receivable increased $37.5 million to $273.0 million for the three months ended March 31, 2004, which more than offset the decrease in the average yield from 6.15% for the three months ended March 31, 2003 to 5.44% for the same period in 2004. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates.

         The rise in interest income on loans was supplemented by higher interest income on securities, which increased $118,000 to $837,000 for the three months ended March 31, 2004 from the same period in 2003. The increase was due to a 27 basis point increase in the average yield on securities from 2.92% for the three months ended March 31, 2003 to 3.19% for the same period in 2004, as prepayments declined, resulting in lower premium amortization and therefore higher yields. In addition, the average balance of securities increased from $98.5 million for the three months ended March 31, 2003 to $104.9 million for the three months ended March 31, 2004.

         Further,   interest   income   on   federal   funds   sold  and   other
interest-bearing deposits declined $49,000 to $14,000 due to a decline in the average balance of $8.1 million to $5.7 million for the 2004 period.

         Interest Expense. Total interest expense decreased by $310,000 or 13.8% to $1.9 million for the three months ended March 31, 2004 from $2.2 million for the same period in 2003. The average cost of interest bearing liabilities decreased 53 basis points from 2.88% for the three months ended March 31, 2003, to 2.35% for the same period in 2004. This decline in the average cost was offset by an increase of $18.1 million in the average balance of interest bearing liabilities for the three months ended March 31, 2004, to $331.2 million from $313.1 million for the same three months in 2003.

         The average balance of interest bearing deposits increased $14.5 million to $269.7 million for the three months ended March 31, 2004 as compared to the same period last year. The average balance of certificates of deposit decreased $5.6 million to $116.8 million for the three months ended March 31, 2004 from $122.4 million from the same period in 2003. In addition, the average cost of certificates of deposit decreased from 2.90% to 2.43% for the 2004 comparative period. The average cost of savings accounts decreased from 2.01% for the three months ended March 31, 2003 to 1.44% for the same period in 2004, which also more than offset the increase of $20.4 million in the average balance of savings accounts for the 2004 period.

         Interest expense on FHLB advances decreased $26,000 to $710,000 as a result of a decrease in the average cost of advances from 5.08% for the three months ended March 31, 2003 to 4.61% for the same period in 2004, offset by an increase in the average balance from $57.9 million for the three months ended March 31, 2003 to $61.6 million for the same period in 2004. The lower average cost is primarily due to utilization of overnight line of credit borrowings, which generally are at lower rates than term advances. As noted below, however, these FHLB advances continue to adversely affect net interest income.

         Net Interest Income. Net interest income increased by $468,000 or 21.7%, to $2.6 million for the three months ended March 31, 2004 from $2.2 million for the same period in 2003. The net interest rate spread increased 22 basis points to 2.41% for the three months ended March 31, 2004 from 2.19% for the same period in 2003. The net interest margin increased 25 basis points to 2.73% for the three months ended March 31, 2004 compared with 2.48% for the same period in 2003.

         Over the past two years, the decrease in the cost of interest bearing liabilities has generally lagged that of interest earning assets due, in large part, to the balance of fixed rate Federal Home Loan Bank advances maintained by the Bank. At March 31, 2004, these "laddered" borrowings range in remaining maturity from less than one year to eight and three quarter years with a weighted average remaining maturity of 4.5 years and a weighted average cost of 5.16%. These fixed rate advances, drawn for purposes of interest rate risk management, were initially used primarily to partially fund a growing portfolio of originated fixed-rate mortgage loans. Over the past two years, many of these loans have refinanced to lower rates thereby substantially reducing the net interest margin earned on this funding. The Bank is currently evaluating the costs and benefits of restructuring its portfolio of FHLB advances. To do so will result in a significant one time charge to earnings in the form of FHLB prepayment penalties which, in turn, would lower the interest paid on borrowings and should improve the Bank's net interest spread and margin and enhance future earnings. Depending on the amount of prepayment of FHLB advances, this restructuring could cause significant loss in net income and decrease stockholders equity.

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

         The provision for loan losses decreased to $13,000 for the three months ended March 31, 2004 compared to $79,000 for the same period in 2003. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and relative stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For the quarter ended March 31, 2004, total one-to-four family mortgages increased $5.0 million as compared to December 31, 2003, representing an increase of 2.2% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans decreased $736,000 or 2.0% and commercial loans decreased $418,000 or 27.8%. Consumer loans decreased $167,000 or 19.1% and home equity loans decreased $95,000 or 1.02% while construction loans remained stable.

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

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding remained stable at 0.52% for March 31, 2004 and September 30, 2003, reflecting balances of $1.42 million and $1.37 million, respectively. Nonperforming loans as a percentage of gross loans was 0.13% at March 31, 2004 compared to 0.20% at September 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         Noninterest Income. Noninterest income increased $298,000 to $283,000 for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily a result of the absence in the current period of $188,000 in loss on sale of available-for-sale securities that had been recorded during the comparative period one year earlier. Additionally, service charges on deposit accounts increased by $63,000 primarily due to the implementation of new deposit services. Gains on sale of held-for-sale loans increased from $0 for the three months ended March 31, 2003, to $14,000 for the comparative three-month period this year. Income from cash surrender value of life insurance also increased $6,000 for the three month comparative periods. Finally, other noninterest income increased by $27,000, due in large part to collection of comparatively higher loan related fees including prepayment penalties.

         Noninterest Expense. Noninterest expense increased $293,000, or 17.8% to $1.9 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The increase was primarily a result of higher expenses for salaries and benefits, occupancy and equipment expense, data processing, advertising and other noninterest expenses.

         Salaries and employee benefits increased $133,000 or 12.2% to $1.2 million for the three months ended March 31, 2004 as compared to $1.1 million for the same period in 2003. A large portion of the increase was due to $57,000 in ESOP expense arising from the implementation of the plan during the current fiscal year. Additionally, benefits expenses, including medical plan expenses, increased by $8,000 for the 2004 comparative period. Finally, salaries and wages including bonus and payroll taxes, increased $68,000 for the three months ended March 31, 2004 as compared to the same period in 2003.

         Occupancy and equipment expense increased $17,000 to $217,000 for the three months ended March 31, 2004 as compared to $200,000 for the same period in 2003, due to higher computer expenses primarily related to upgrades and enhancements to administrative and security services. Data processing costs also increased $38,000 mainly due to increases in service bureau core processing resulting from growth in deposit and loan accounts as well as non-recurring costs associated with comprehensive system upgrades.

         Other noninterest expenses increased $100,000 for the three months ended March 31, 2004 as compared to the same three months last year. Part of this increase included legal fees, which were higher by $17,000 due to expenses associated with being a public company. In addition, general and administrative expenses increased $21,000 consisting primarily of $9,700 in comparatively higher expenses relating to the bulk purchase of brochures and forms and $9,800 in higher costs associated with new deposit service programs. Further, net loan processing charges increased primarily due to reduced recognition of loan modification fees offsetting related costs as a result of the deferral of loan modification fees and related costs in the current period. In addition, various other expenses increased as a result of the continued growth of the Company and costs associated with being a public Company.

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

         Provision for Income Taxes. The provision for income taxes increased $221,000 for the three months ended March 31, 2004 from the same period in 2003. The effective tax rate was 38.4% and 35.0% for the three months ended March 31, 2004 and 2003. The slight increase in the effective tax rate is primarily reflective of an increase in nondeductible expenses primarily related to the ESOP.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003


         General. Net income for the six months ended March 31, 2004 was $1,061,000, an increase of $429,000, or 67.9% from the same period in 2003. The increase in net income resulted from an increase in net interest income as well as an increase in noninterest income, partially offset by increases in noninterest expense and the provision for income taxes.

         Interest Income. Total interest income increased $174,000 to $9.0 million for the six months ended March 31, 2004, from $8.8 million for the same period in 2003. The average yield of interest earning assets decreased 51 basis points from 5.20% for the six months ended March 31, 2003 to 4.69% for the comparative period this year.

         Interest income on loans increased $277,000 or 3.9%, to $7.4 million for the six months ended March 31, 2004 from $7.1 million for the 2003 period. The average balance of loans receivable increased $43.6 million to $270.7 million for the six months ended March 31, 2004, which more than offset the decrease in the average yield on loans receivable from 6.28% for the six months ended March 31, 2003 to 5.47% for the same period in 2004. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates.

         The increase in interest income on loans was offset by decreases in interest income on federal funds sold and other interest-bearing deposits, which declined $108,000 to $25,000 for the six months ended March 31, 2004 from the period in 2003. The decrease resulted from declines in the average yield and average balance. There was a 98 basis point decrease in the average yield on federal funds sold and other interest-bearing deposits from 1.81% for the six months ended March 31, 2003 to 0.83% for the same period in 2004. The decrease in interest income was exacerbated by a decline in the average balance of federal funds sold and other interest-bearing deposits from $14.7 million for the six months ended March 31, 2003 to $6.0 million for the six months ended March 31, 2004.

         Interest income on securities increased $5,000 to $1,587,000 for the six months ended March 31, 2004. The average balance of securities increased $9.2 million to $107.5 million for the six months ended March 31, 2004 from $98.3 million for the six months ended March 31, 2003. The increase in the average balance of securities was offset by a decline in the average yield of 27 basis points from 3.22% for the six months ended March 31, 2003 to 2.95% for the comparable period in 2004.

         Interest Expense. Total interest expense decreased by $477,000 or 10.6% to $4.0 million for the six months ended March 31, 2004 from $4.5 million for the same period in 2003. The average cost of interest bearing liabilities decreased 53 basis points from 2.96% for the six months ended March 31, 2003, to 2.43% for the same period in 2004. This decline in the average cost was offset by an increase of $26.8 million in the average balance of interest bearing liabilities for the six months ended March 31, 2004, to $331.7 million from $304.9 million for the same six months in 2003.

         The average balance of interest bearing deposits increased $18.7 million or 7.4% for the six-month comparative 2004 period. The average balance of certificates of deposit decreased $3.3 million to $118.3 million for the six months ended March 31, 2004 from $121.6 million from the same period in 2003. In addition, the average cost of certificates of deposit decreased from 3.00% to 2.46% for the respective comparative periods. The average cost of savings accounts decreased from 2.10% for the six months ended March 31, 2003 to 1.57% for the same period in 2004, which more than offset the increase of $24.1 million or 22.4% in the average balance of savings accounts during the same period.

         Interest expense on FHLB advances increased $59,000 to $1.4 million as a result of an increase in the average balance from $51.7 million for the six months ended March 31, 2003 to $59.8 million for the same period in 2004. This was partially offset by a decrease in the average cost of advances from 5.30% for the six months ended March 31, 2003 to 4.78% for the same period in 2004.

         Net Interest Income. Net interest income increased by $651,000 or 15.0%, to $5.0 million for the six months ended March 31, 2004 from $4.3 million for the same period in 2003. The net interest rate spread increased to 2.26% for the six months ended March 31, 2004 from 2.25% for 2003. The net interest margin increased 5 basis points to 2.60% for the six months ended March 31, 2004 compared with 2.55% for the same period in 2003 reflecting interest bearing liabilities repricing downward slightly more rapidly than assets.

         Over the past two years, the decrease in the cost of interest bearing liabilities has generally lagged that of interest earning assets due, in large part, to the balance of fixed rate Federal Home Loan Bank advances maintained by the Bank. At March 31, 2004, these "laddered" borrowings range in remaining maturity from one to eight and three quarter years with a weighted average remaining maturity of 4.5 years and a weighted average cost of 5.16%. These fixed rate advances, drawn for purposes of interest rate risk management, were initially used primarily to partially fund a growing portfolio of originated fixed-rate mortgage loans. Over the past two years, many of these loans have refinanced to lower rates thereby substantially reducing the net interest margin earned on this funding. The Bank is currently evaluating the costs and benefits of restructuring its portfolio of FHLB advances. To do so will result in a significant one time charge to earnings in the form of FHLB prepayment penalties which, in turn, would lower the interest paid on borrowings and should improve the Bank's net interest spread and margin and enhance future earnings. Depending on the amount of prepayment of FHLB advances, this restructuring could cause significant loss in net income and decrease stockholders equity.

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

         The provision for loan losses decreased to $54,000 for the six months ended March 31, 2004 compared to $130,000 for the same period in 2003. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and relative stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For the six months ended March 31, 2004, total one-to-four family mortgages increased $12.5 million representing an increase of 5.8% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans decreased $830,000 or 2.3% and commercial loans decreased $494,000 or 31.3%. Consumer loans decreased $74,000 or 9.5% and home equity loans increased $204,000 or 2.3% while construction loans increased $145,000 or 32.5%.

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

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding remained stable at 0.52% for March 31, 2004 and September 30, 2003, reflecting balances of $1.42 million and $1.37 million, respectively. Nonperforming loans as a percentage of gross loans was 0.13% at March 31, 2004 compared to 0.20% at September 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Noninterest Income. Noninterest income increased $388,000, or 221.7% to $563,000 for the six months ended March 31, 2004 compared to the same period in 2003. The increase was primarily a result of the absence in the current period of $188,000 in loss on sale of available-for-sale securities that had been recorded during the comparative period one year earlier. Additionally, service charges on deposit accounts increased by $122,000 primarily due to the implementation of new deposit services. Gains on sale of held-for-sale loans increased from $0 for the six months ended March 31, 2003, to $21,000 for the comparative six-month period this year. Income from cash surrender value of life insurance decreased $3,000 for the six-month comparative periods. Finally, other noninterest income increased by $60,000, due in large part to collection of comparatively higher loan related fees including prepayment penalties.

         Noninterest Expense. Noninterest expense increased $373,000, or 11.0% to $3.8 million for the six months ended March 31, 2004 from $3.4 million for the six months ended March 31, 2003. The increase was primarily a result of higher expenses for salaries and employee benefits, occupancy and equipment, data processing, advertising, and other noninterest expenses.

         Salaries and benefits increased $27,000 or 1.2% for the six months ended March 31, 2004. Medical plan premiums increased $22,000 with the remainder of the increase attributable to increases in salaries and staff. These increases were offset by lower management incentive plan expenses as annual bonuses for executive officers declined significantly from the prior year because certain predetermined plan targets such as return on average equity, growth in loans, deposits, and earnings were not fully achieved.

         Occupancy and equipment expense increased $50,000 to $441,000 for the six months ended March 31, 2004 as compared to $391,000 for the same period in 2003, due to higher computer expenses primarily related to, upgrades and enhancements to administrative and security services. Data processing costs also increased $70,000 mainly due to increases in service bureau core processing resulting from growth in deposit and loan accounts as well as non-recurring costs associated with comprehensive system upgrades.

         Other noninterest expenses increased $197,000 for the six months ended March 31, 2004 as compared to the same six months last year. Part of this increase included legal fees, which were higher by $26,000 due to expenses associated with being a public company. Further, general and administrative expenses increased $66,000 consisting primarily of $30,000 in comparatively higher expenses relating to the bulk purchase of brochures and forms and $14,000 in higher costs associated with new deposit service programs. Other general and administrative expense increases included $6,000 for corporate insurance, $11,000 for regulatory fees and $7,000 for transfer agent and related charges.

         Finally, advertising expenses were higher by $26,000 for the 2004 comparative period as a result of increased print, radio, and television ads, and higher agency fees.

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

         Provision for Income Taxes. The provision for income taxes increased $313,000 for the six months ended March 31, 2004 from the same period in 2003. The effective tax rate was 38.6% and 36.0% for the six months ended March 31, 2004 and 2003. The slight increase in the effective tax rate is primarily reflective of an increase in pre tax net income and an increase in nondeductible expenses primarily related to the ESOP.


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

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes FHLB advances to leverage its capital base and provide a portion of the funding needed to manage the interest rate risk presented by its core business of attracting and retaining retail deposits to fund mortgage and consumer loans.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2004, the total approved loan origination commitments outstanding amounted to $14.2 million. At the same date, unused lines of credit were $12.0 million and construction loans in process were $639,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $68.6 million. Although the average cost of deposits decreased throughout 2003, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, at March 31, 2004 the total collateralized borrowing limit was $97.6 million of which we had $57.4 million outstanding, giving us the ability at March 31, 2004 to borrow an additional $40.2 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

CAPITAL

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $32.2 million at March 31, 2004, or 8.24% of total assets on that date. As of March 31, 2004, the Bank exceeded all capital requirements of the OTS. The Bank's regulatory capital ratios at March 31, 2004 were as follows: core capital 8.22%; Tier 1 risk-based capital 16.33%; and total risk-based capital 17.05%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.



ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls: In the quarter ended March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company and its subsidiaries are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

                  None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Annual Meeting of Stockholders for ASB Holding Company was held on January 20, 2004 in Bloomfield, New Jersey. At the meeting stockholders elected the following persons to three-year terms to the Board of Directors: Joseph Kliminski by a vote of 5,068,370 for and 4,454 withheld, Robert A. Gaccione by a vote of 5,068,720 for and 4,804 withheld, and James H. Ward, III by a vote of 5,066,795 for and 6,379 withheld. Stanley Obal, Vincent S. Rospond, W. George Parker and H. Joseph North also continue to serve as directors after the meeting. Additionally, stockholders ratified the appointment of Crowe Chizek and Company LLC as the Company's independent auditor for the fiscal year ending September 30, 2004 by a vote of 5,068,570 for, 3,644 against and 960 abstaining.


ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports

               None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ASB Holding Company
                                  (Registrant)


Date:  May 14, 2004            /s/ Joseph Kliminski
                               -------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date:  May 14, 2004            /s/ Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer