Form 10QSB
period 2004-06-30
ASB HOLDING CO
filed 2004-08-16
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                        Commission file number 000-31789
                                               ---------

                               ASB HOLDING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                                56-2317250
 ---------------------------------              ----------------------
 (State or other jurisdiction                      (I.R.S. Employer
 of Incorporation or organization)              Identification Number)


                 365 Broad Street, Bloomfield, New Jersey 07003
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (973) 748-3600
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


As of August 13, 2004, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one):   Yes [  ]   No [ X ]

                               ASB HOLDING COMPANY

                                Table of Contents


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                                               3
                Notes to Financial Statements                                                      8

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                             10

     Item 3.    Controls and Procedures                                                           21


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                 22
     Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities    22
     Item 3.    Defaults Upon Senior Securities                                                   22
     Item 4.    Submission of Matters to a Vote of Securities Holders                             22
     Item 5.    Other Information                                                                 22
     Item 6.    Exhibits and Reports                                                              22


FORM 10-QSB SIGNATURE PAGE                                                                        23

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS

ASB Holding Company
Statements of Financial Condition
(in thousands, except share data)
(unaudited)


                                                                          June 30,  September 30,
                                                                            2004         2003
                                                                            ----         ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                            $   2,149    $   1,206
     Interest-bearing deposits                                              3,945       31,259
     Federal funds sold                                                         -        5,900
                                                                        ---------    ---------
         Total cash and cash equivalents                                    6,094       38,365

Securities available-for-sale                                              98,768      107,391
Securities held-to-maturity (fair value: June 30, 2004 -
  $2,982; September 30, 2003 - $2,864)                                      2,998        2,839
Loans, net                                                                284,780      262,844
Loans held for sale                                                             -          500
Premises and equipment                                                      3,950        3,939
Federal Home Loan Bank stock, at cost                                       3,215        3,150
Cash surrender value of life insurance                                      5,184        5,028
Accrued interest receivable                                                 1,335        1,255
Other real estate owned                                                       209            -
Other assets                                                                2,211        1,755
                                                                        ---------    ---------
     Total assets                                                       $ 408,744    $ 427,066
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                            $  23,034    $  21,676
         Interest-bearing                                                 277,961      271,150
                                                                        ---------    ---------
              Total deposits                                              300,995      292,826

     Stock subscriptions received                                               -       52,137
     Advance payments by borrowers for taxes and insurance                  2,292        2,079
     Federal Home Loan Bank advances                                       63,900       55,000
     Accrued interest payable and other liabilities                         3,651        2,685
     Common stock in ESOP subject to contingent repurchase obligation          50            -

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized               -            -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                    555            -
     Additional paid-in capital                                            15,670          100
     Unearned ESOP shares                                                  (1,233)           -
     Retained earnings                                                     24,241       22,644
     Accumulated other comprehensive loss                                  (1,327)        (405)
     Amount reclassified on ESOP shares                                       (50)           -
                                                                        ---------    ---------
         Total stockholders' equity                                        37,856       22,339
                                                                        ---------    ---------
              Total liabilities and stockholders' equity                $ 408,744    $ 427,066
                                                                        =========    =========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Income
(in thousands, except share data)
(unaudited)

                                                                  Nine Months                Three Months
                                                                Ended June 30,              Ended June 30,
                                                                --------------              --------------
                                                              2004          2003           2004          2003
                                                              ----          ----           ----          ----
Interest and dividend income
    Loan, including fees                                   $   11,098    $   10,773    $    3,693    $    3,645
    Securities                                                  2,350         2,301           762           719
    Federal funds sold and other                                   41           182            16            49
                                                           ----------    ----------    ----------    ----------
       Total interest income                                   13,489        13,256         4,471         4,413

Interest expense
    NOW and money market                                          158           238            50            60
    Savings                                                     1,557         1,703           523           571
    Certificates of deposit                                     2,158         2,651           699           825
    Federal Home Loan Bank advances                             2,117         2,099           689           730
                                                           ----------    ----------    ----------    ----------
       Total interest expense                                   5,990         6,691         1,961         2,186
                                                           ----------    ----------    ----------    ----------

Net interest income                                             7,499         6,565         2,510         2,227

Provision for loan losses                                          96           171            42            41
                                                           ----------    ----------    ----------    ----------

Net interest income after provision for loan losses             7,403         6,394         2,468         2,186

Noninterest income
    Deposit service fees and charges                              519           336           170           109
    Income from cash surrender value of
     life insurance                                               156           177            41            59
    Gain on sale of loans                                          22            84             1            84
    Loss on sales of securities available-for-sale                  -          (188)            -             -
    Other                                                         111            53            34            35
                                                           ----------    ----------    ----------    ----------
       Total noninterest income                                   808           462           246           287

Noninterest expense
    Salaries and employee benefits                              3,542         3,397         1,199         1,080
    Occupancy and equipment                                       648           596           207           205
    Data processing                                               500           396           165           132
    Advertising                                                   174           142            45            39
    Federal deposit insurance                                      35            32            11            11
    Other                                                         700           507           203           207
                                                           ----------    ----------    ----------    ----------
       Total noninterest expense                                5,599         5,070         1,830         1,674
                                                           ----------    ----------    ----------    ----------

Income before provision for income taxes                        2,612         1,786           884           799

Provision for income taxes                                      1,015           653           347           298
                                                           ----------    ----------    ----------    ----------

Net income                                                 $    1,597    $    1,133    $      537    $      501
                                                           ==========    ==========    ==========    ==========

Comprehensive income (loss)                                $      675    $      711    $     (896)   $      408
                                                           ==========    ==========    ==========    ==========

Earnings per share:

    Basic and diluted                                      $     0.29    $     0.29    $     0.10    $     0.13
                                                           ==========    ==========    ==========    ==========
Weighted average shares                                     5,426,230     3,888,150     5,429,542     3,888,150

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Stockholders' Equity
Nine months ended June 30, 2004
(in thousands)
(unaudited)

                                                                                            Amount
                                                                           Accumulated  Reclassified
                                     Additional      Unearned                 Other          on                    Compre-
                           Common     Paid-in         ESOP       Retained  Comprehensive    ESOP         Total     hensive
                            Stock     Capital        Shares      Earnings      Loss         Shares       Equity    Income
                            -----     -------        ------      --------      ----         ------       ------    ------
Balance at
  September 30, 2003    $       -    $      100   $        -   $   22,644   $     (405)  $        -  $   22,339

Issuance of common
  stock, net of issuance
  costs                       555        15,506       (1,333)           -            -            -      14,728

ESOP shares earned              -            64          100            -            -            -         164

Reclassification of
  common stock in ESOP
  to contingent repurchase
  obligation                    -             -            -            -            -          (50)        (50)

Comprehensive income
    Net income                  -             -            -        1,597            -            -       1,597
    Change in unrealized
      gain on securities
      available-for-sale,
      net of taxes              -             -            -            -         (922)           -        (922)
                                                                                                     ----------
       Total
         comprehensive
         income                                                                                                  $    675
                        ---------    ----------   ----------   ----------   ----------   ----------  ----------  ========
Balance at
  June 30, 2004         $     555    $   15,670   $   (1,233)  $   24,241   $   (1,327)  $      (50) $   37,856
                        =========    ==========   ==========   ==========   ==========   ==========  ==========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                            2004           2003
                                                                                            ----           ----
Cash flows from operating activities
    Net income                                                                       $     1,597    $     1,133
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                                         319            272
       Net amortization of premiums and discounts                                            253            773
       Losses on sales of securities available-for-sale                                        -            188
       ESOP compensation expense                                                             164              -
       Provision for loan losses                                                              96            171
       Increase in cash surrender value of life insurance                                   (156)          (177)
       Gain on sale of other real estate owned                                                 -             (3)
       Gain on sale of loans                                                                 (22)           (84)
       Proceeds from sales of loans                                                        3,809          2,946
       Net change in loans held for sale                                                     500         (5,173)
       Change in accrued interest receivable                                                 (80)            29
       Change in other assets                                                                194           (521)
       Change in deferred income taxes                                                       (37)            (7)
       Increase in other liabilities                                                         966            180
                                                                                     -----------    -----------
              Net cash from operating activities                                           7,603           (273)

Cash flows from investing activities
    Net increase in loans receivable                                                     (26,028)       (38,078)
    Purchases of securities held-to-maturity                                                (922)             -
    Principal paydowns on securities held-to-maturity                                        752          3,724
    Purchases of securities available-for-sale                                           (21,459)       (81,817)
    Sales of securities available-for-sale                                                     -         21,026
    Calls of securities available-for-sale                                                 8,560              -
    Principal paydowns on securities available-for-sale                                   19,745         55,090
    Purchase of Federal Home Loan Bank stock                                              (1,513)        (1,035)
    Redemption of Federal Home Loan Bank stock                                             1,448            435
    Purchase of bank-owned life insurance                                                      -           (324)
    Purchase of premises and equipment                                                      (330)          (416)
    Proceeds from sale of other real estate owned                                              -             63
                                                                                     -----------    -----------
       Net cash from investing activities                                                (19,747)       (41,332)

Cash from financing activities
    Net increase in deposits                                                               8,169         20,132
    Net change in advance payments by borrowers for taxes and insurance                      213            276
    Repayment of Federal Home Loan Bank of New York advances                              (3,000)        (3,000)
    Federal Home Loan Bank of New York advances                                            1,800         15,000
    Net change in Federal Home Loan Bank of New York OLOC                                 10,100              -
    Refund of stock subscriptions received                                               (52,137)             -
    Net proceeds from stock issuance                                                      14,728              -
                                                                                     -----------    -----------
       Net cash from financing activities                                                (20,127)        32,408
                                                                                     -----------    -----------

Net change in cash and cash equivalents                                                  (32,271)        (9,197)

Cash and cash equivalents at beginning of period                                          38,365         17,330
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $     6,094    $     8,133
                                                                                     ===========    ===========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                          2004           2003
                                                                                     -----------    -----------
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                                      $     6,009    $     6,651
       Income taxes, net of refunds                                                          991            474

Supplemental disclosures of non-cash investing transactions:
    Transfer of loans to other real estate owned                                             209             60
    Due to broker                                                                              -          5,070


      See accompanying notes to unaudited consolidated financial statements

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

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Savings Bank of NJ ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of June 30, 2004 and September 30, 2003 and for the three- and nine-month periods ended June 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The results of operations for the three and nine months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

         At June 30, 2004, the ESOP held 133,000 shares of the Company's common stock and 3,333 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of ASB Holding Co. common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2004, this contingent repurchase obligation reduced stockholders' equity by $50,000.

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

           Declining interest rates in the two years preceding our prior fiscal year ending September 30, 2003 resulted in acceleration of asset prepayments due primarily to mortgage refinancing. The negative impact on interest income from earning assets refinancing to lower market interest rates was exacerbated during that period by the accelerated amortization of the remaining balance of net deferred origination costs and net premiums relating to such assets. This reduction in earning asset yields was partially offset by a reduction in the Company's cost of retail deposits. However, the reduction in the Company's overall cost of liabilities lagged that of its deposits due to its balance of higher costing, long term, fixed rate FHLB borrowings previously drawn for interest rate risk management purposes. Together, these factors resulted in reduction of the Company's net interest margin and its net income through that period.

         During the Company's current fiscal year, the general level of market interest rates has increased from the historical lows of the prior year. One initial impact of such increases has been to slow the pace of loan refinancing thereby reducing the rate at which the Company's earning assets prepay. Slowing prepayments have, in turn, resulted in a corresponding reduction in the amortization of deferred costs and premiums thereby increasing the Company's earning asset yields. The Company's cost of interest bearing liabilities has lagged the upward movement in current market interest rates and, after decreasing for thirteen consecutive quarters, was unchanged for the quarter ended June 30, 2004 as compared to the quarter ended March 31, 2004. As a result, the Company is reporting a 43 basis point improvement in its net interest margin to 2.60% for the three months ended June 30, 2004 from 2.17% for the three months ended September 30, 2003.

         Our results of operations also depend on our provision for loan losses, noninterest income, and noninterest expense. Non-performing loans continue to shrink as a percentage of total assets. Consequently, current year loss provisions result from the overall growth in portfolio loans with no additional provisions being required for specifically impaired loans.

         Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, and loan related fees and charges. As a percentage of average assets, annualized noninterest income has ranged from 0.25% to 0.29% for the first three quarters of the current fiscal year and averaged 0.27% for the nine month period ended June 30, 2004. Excluding gains and losses on sales of loans and securities, non-interest income has increased in the current fiscal year from both a dollar and percentage of assets basis when compared with the prior fiscal year. Much of this increase results from comparatively higher levels of recurring deposit service fees and charges. A lesser portion results from comparatively higher loan prepayment fees which are expected to diminish as such prepayments continue to slow.

         The gains and losses on sale of loans excluded in the comparison above typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company retains in the portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions.

         Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. As a percentage of average assets, annualized noninterest expense has ranged from 1.84% to 1.97% for the first three quarters of the current fiscal year and averaged 1.89% for the nine month period ended June 30, 2004. On a percentage of assets basis, this level of noninterest expense is consistent with that reported in the prior fiscal year. However, the dollar amount of noninterest expense has increased significantly during the current fiscal year when compared with the Company's 2003 fiscal year. A portion of these increases results from the Company's operation as a public entity and include comparatively higher legal, accounting and compliance costs. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the prior year. Much of this increase is attributable to the implementation of an ESOP benefit that did not exist prior to the Company's initial public offering. Finally, increases in occupancy and equipment expenses and data processing expenses represent a combination of non-recurring charges associated with information technology infrastructure upgrades as well as additional, ongoing costs of enhancements to core processing systems and other information technology support and security services.

         In total, our return on average assets has increased 26 basis points to 0.54% for the three months ended June 30, 2004 from 0.28% for the three months ended September 30, 2003. In a stable interest rate environment, we expect that our net interest margin will continue to stabilize at the levels reported over the past three quarters. However, our net interest margin may be at risk of further declines in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression experienced during the latter half of the Company's 2003 fiscal year. Conversely, notwithstanding the recent earning asset yield improvement resulting from interest rates rising from their historical lows, a sharp upturn in interest rates from current levels could trigger increases in the Company's cost of interest bearing liabilities that outpace that of its yield on earning assets resulting in further net interest margin compression. This risk is particularly noteworthy given the Bank's substantial net growth in non-maturity deposits over the past two years. Like many banks, the Company was successful in growing deposits while interest rates decreased to their historical lows. However, the Company's ability to retain and grow such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, remains untested.

         Our results of operations may also be affected significantly by other economic and competitive conditions in our market area as well as changes in applicable laws, regulations or governmental policies. Furthermore, because our lending activity is concentrated in loans secured by real estate located in northern New Jersey, downturns in the regional economy encompassing New Jersey could have a negative impact on our earnings.

Comparison of Financial Condition at June 30, 2004 and September 30, 2003

         Our total assets decreased by $18.3 million, or 4.3%, to $408.7 million at June 30, 2004 from $427.1 million at September 30, 2003. The decrease reflected refunds of stock oversubscriptions in connection with the October 3, 2003 closing of the Company's stock offering. Loans receivable increased by $22 million, or 8.4%, to $284.8 million at June 30, 2004 from $262.8 million at September 30, 2003. Our increase in loans resulted from a higher volume of one-to four-family mortgage loan originations reflecting increased demand as borrowers sought to take advantage of continued low market interest rates.

         The following table compares the composition of the Company's loan portfolio by loan type as a percentage of total assets at June 30, 2004 with that of September 30, 2003. Amounts reported exclude allowance for loan losses and net deferred origination costs.

                                    June 30, 2004            September 30, 2003
                                    -------------            ------------------
                                              (Dollars in thousands)
                                            Percent of                Percent of
                                               Total                      Total
Type of Loans                      Amount     Assets         Amount      Assets
-------------                      ------     ------         ------      ------
Construction                     $    354      0.09%        $   450       0.11%
1/1 and 3/3 ARMs                    1,668      0.41%          1,383       0.32%
3/1 and 5/1 ARMs                   69,842     17.09%         46,356      10.85%
5/5 and 10/10 ARMs                 20,365      4.98%         16,892       3.96%
7/1 and 10/1 ARMs                   1,681      0.41%          2,462       0.58%
15 year fixed or less             112,868     27.61%        108,659      25.44%
Greater than 15 year fixed         67,303     16.46%         76,005      17.80%
Home equity lines of credit         9,479      2.32%          8,894       2.08%
Consumer                              735      0.18%            848       0.20%
Commercial                          1,047      0.26%          1,470       0.34%
                                ---------     -----       ---------      -----
Total                           $ 285,342     69.81%      $ 263,419      61.68%
                                =========     =====       =========      =====

          Securities classified as available-for-sale decreased $8.6 million, or 8.0%, to $98.8 million at June 30, 2004 from $107.4 million at September 30, 2003 as the Company continued to reinvest cash flows from its investment securities portfolio into loans. Cash and cash equivalents decreased by $32.3 million, or 84.1%, to $6.1 million at June 30, 2004 from $38.4 million at September 30, 2003 to provide funding for refunds of stock oversubscriptions.

         The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at June 30, 2004 with that of September 30, 2003. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

                                    June 30, 2004            September 30, 2003
                                    -------------            ------------------
                                              (Dollars in thousands)
                                            Percent of                Percent of
                                               Total                     Total
Type of Securities                Amount      Assets        Amount      Assets
------------------                ------      ------        ------      ------
Fixed rate MBS                  $ 16,698       4.09%      $ 15,401       3.61%
ARM MBS                            9,354       2.29%         4,893       1.15%
Fixed rate CMO                    48,449      11.85%        66,373      15.54%
Floating rate CMO                    490       0.12%           699       0.16%
ARM mutual fund                   10,000       2.45%        10,000       2.34%
Fixed rate agency debentures      18,985       4.64%        13,538       3.17%
                                --------      -----       --------      -----
Total                           $103,976      25.44%      $110,904      25.97%
                                ========      =====       ========      =====

         Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 3.13 years and 2.37 years at June 30, 2004 and September 30, 2003, respectively.

         Total deposits increased by $8.2 million, or 2.8%, to $301.0 million at June 30, 2004 from $292.8 million at September 30, 2003. The increase was primarily due to an increase in savings deposits, partially offset by a decline in certificates of deposit. Savings accounts increased $15.1 million or 11.8% to $142.8 million. Certificates of deposit decreased by $7.8 million, or 6.4% to $113.9 million. Checking deposits, including demand, NOW and money market checking accounts, increased $892,000 or 2.1% to $44.3 million. The increase in savings accounts is primarily due to a new statement savings account product which became available during the fourth quarter of 2003.

         The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at June 30, 2004 with that of September 30, 2003.

                                    June 30, 2004            September 30, 2003
                                    -------------            ------------------
                                              (Dollars in thousands)
                                            Percent of                Percent of
                                               Total                     Total
Deposit category                  Amount      Assets        Amount      Assets
----------------                  ------      ------        ------      ------
Money market checking             $7,206       1.76%      $ 10,442        2.45%
Other checking                    37,083       9.07%        32,956        7.72%
Money market savings              49,518      12.11%        55,498       13.00%
Other savings                     93,314      22.83%        72,222       16.91%
Certificates of deposit          113,874      27.87%       121,708       28.49%
                                --------      -----       --------       -----
Total                           $300,995      73.64%      $292,826       68.57%
                                ========      =====       ========       =====

         FHLB advances increased $8.9 million, or 16.2%, to $63.9 million at June 30, 2004 from $55.0 million at September 30, 2003. The net increase of $8.9 million was comprised of $10.1 million drawn on an overnight line of credit which replaced $3.0 million of maturing fixed rate advances and funded portfolio loan originations and a shorter duration investment security purchase. Additionally, a $1.8 million amortizing advance was drawn to fund a commercial real estate loan on an apartment building in a moderate-income tract within the Bank's CRA assessment area.

         The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at June 30, 2004 with that of September 30, 2003. Scheduled principal payments on amortizing borrowings are reported as maturities.

                                    June 30, 2004            September 30, 2003
                                    -------------            ------------------
                                              (Dollars in thousands)
                                            Percent of                Percent of
                                               Total                     Total
Remaining Term                    Amount      Assets        Amount      Assets
--------------                    ------      ------        ------      ------
Overnight                        $10,100       2.47%       $     -          -%
One year or less                   2,051       0.50%         4,000       0.94%
One to two years                   9,059       2.22%         2,000       0.47%
Two to three years                 4,062       0.99%         9,000       2.11%
Three to four years                7,064       1.73%         4,000       0.94%
Four to five years                11,564       2.83%        12,000       2.81%
More than five years              20,000       4.89%        24,000       5.61%
                                 -------      -----        -------      -----
Total                            $63,900      15.63%       $55,000      12.88%
                                 =======      =====        =======      =====

         Equity increased $15.5 million, or 69.5%, to $37.9 million at June 30, 2004 from $22.3 million at September 30, 2003. The increase reflects the completion of the minority stock offering whereby the Company sold 1,666,350 shares of common stock at $10 per share and received proceeds of $16.1 million, net of conversion costs. Further, the Company recognized net income of $1.6 million for the nine months ended June 30, 2004, in addition to a $922,000 increase in accumulated other comprehensive loss for unrealized after-tax losses on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

         General. Net income for the three months ended June 30, 2004 was $537,000, an increase of $36,000, or 7.2% from the same period in 2003. The increase in net income resulted from an increase in net interest income partially offset by a decrease in noninterest income and increases in noninterest expense and provision for income taxes.

         Interest Income. Total interest income increased 1.3% or $59,000 to $4.5 million for the three months ended June 30, 2004, from $4.4 million for the same period in 2003. The average yield on interest earning assets decreased 36 basis points from 4.99% for the three months ended June 30, 2003 to 4.63% for the comparative period this year.

         Interest income on loans increased $48,000 or 1.3%, to $3.7 million for the three months ended June 30, 2004 from $3.6 million for the same period in 2003. The average balance of loans receivable increased $31.3 million to $277.1 million for the three months ended June 30, 2004, which more than offset the decrease in the average yield from 5.93% for the three months ended June 30, 2003 to 5.33% for the same period in 2004. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand resulting from generally lower interest rates.

         The rise in interest income on loans was supplemented by higher interest income on securities, which increased $43,000 to $762,000 for the three months ended June 30, 2004 from the same period in 2003. The increase was due to an 8 basis point increase in the average yield on securities from 2.88% for the three months ended June 30, 2003 to 2.96% for the same period in 2004. This primarily resulted from declining prepayments which resulted in lower net premium amortization and therefore higher yields. In addition, the average balance of securities increased $3.1 million or 3.2%, from $99.8 million for the three months ended June 30, 2003 to $102.9 million for the three months ended June 30, 2004.

         Further, interest income on federal funds sold and other interest-bearing deposits declined $33,000 to $16,000 due to a decrease in the average balance of $2.2 million to $6.2 million for the 2004 period. The average yield also declined 129 basis points, from 2.35% for the three months ended June 30, 2003 to 1.06% for the same three months in 2004.

         Interest Expense. Total interest expense decreased by $225,000 or 10.3% to $2.0 million for the three months ended June 30, 2004 from $2.2 million for the same period in 2003. The average cost of interest bearing liabilities decreased 41 basis points from 2.76% for the three months ended June 30, 2003, to 2.35% for the same period in 2004. This decline in the average cost was offset by an increase of $16.7 million in the average balance of interest bearing liabilities for the three months ended June 30, 2004, to $333.5 million from $316.8 million for the same three months in 2003.

         The average balance of interest bearing deposits increased $15.6 million to $275.1 million for the three months ended June 30, 2004 as compared to the same period last year. The average balance of certificates of deposit decreased $6.6 million to $114.5 million for the three months ended June 30, 2004 from $121.1 million from the same period in 2003. In addition, the average cost of certificates of deposit decreased from 2.72% to 2.44% for the 2004 comparative period. The average cost of savings accounts decreased from 1.95% for the three months ended June 30, 2003 to 1.51% for the same period in 2004, which also more than offset the increase of $21.7 million in the average balance of savings accounts for the 2004 period.

         Interest expense on FHLB advances decreased $41,000 to $689,000 as a result of a decrease in the average cost of advances from 5.10% for the three months ended June 30, 2003 to 4.72% for the same period in 2004, offset by an increase in the average balance from $57.3 million for the three months ended June 30, 2003 to $58.4 million for the same period in 2004. The lower average cost is primarily due to utilization of overnight line of credit borrowings whose current cost is less than that of the Company's laddered portfolio of fixed rate advances.

         Net Interest Income. Net interest income increased by $283,000 or 12.7%, to $2.5 million for the three months ended June 30, 2004 from $2.2 million for the same period in 2003. The net interest rate spread increased 6 basis points to 2.28% for the three months ended June 30, 2004 from 2.22% for the same period in 2003. The net interest margin increased 8 basis points to 2.60% for the three months ended June 30, 2004 compared with 2.52% for the same period in 2003.

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

         The provision for loan losses increased to $42,000 for the three months ended June 30, 2004 compared to $41,000 for the same period in 2003. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and relative stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For the quarter ended June 30, 2004, total one-to-four family mortgages increased $7.7 million as compared to March 31, 2004, representing an increase of 3.4% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans increased $2.8 million or 7.8% and commercial loans decreased $64,000 or 5.8%. Consumer loans increased $29,000 or 4.1% and home equity loans increased $390,000 or 4.3% while construction loans decreased $239,000 or 40.5%.

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

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding remained stable at 0.52% for June 30, 2004 and June 30, 2003 reflecting balances of $1.47 million and $1.29 million, respectively. Nonperforming loans as a percentage of gross loans was 0.07% at June 30, 2004 compared to 0.21% at June 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         Noninterest Income. Noninterest income decreased $41,000 to $246,000 for the three months ended June 30, 2004 compared to the same period in 2003. The decrease was primarily the result of an $83,000 decline in the gain on sale of held for sale loans plus a decline of $18,000 in income from cash surrender value of life insurance reflecting lower market interest rates. Service charges on deposit accounts increased by $61,000 primarily due to the implementation of new deposit services.

         Noninterest Expense. Noninterest expense increased $156,000, or 9.3% to $1.8 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. The increase was primarily a result of higher expenses for salaries and benefits, occupancy and equipment expense, data processing, and advertising offset by a decrease in other noninterest expenses.

         Salaries and employee benefits increased $119,000 or 11% to $1.2 million for the three months ended June 30, 2004 as compared to $1.1 million for the same period in 2003. A large portion of the increase was due to $51,000 in ESOP expense arising from the implementation of the plan during the current fiscal year. Additionally, salaries and wages including bonus and payroll taxes, increased $68,000 for the three months ended June 30, 2004 as compared to the same period in 2003.

         Occupancy and equipment expense increased $2,000 to $207,000 for the three months ended June 30, 2004 as compared to $205,000 for the same period in 2003. Data processing costs also increased $33,000 mainly due to increases in service bureau core processing resulting from growth in deposit and loan accounts as well as non-recurring costs associated with comprehensive system upgrades.

         Other noninterest expenses decreased $4,000 for the three months ended June 30, 2004 as compared to the same three months last year. General and administrative expenses decreased $13,000 offset by an increase of $5,000 in regulatory assessments. Net loan processing charges increased $6,000, primarily due to reduced recognition of loan modification fees offsetting related costs as a result of the deferral of loan modification fees and related costs in the current period.

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

         Provision for Income Taxes. The provision for income taxes increased $49,000 for the three months ended June 30, 2004 from the same period in 2003. The effective tax rate was 39.3% and 37.3% for the three months ended June 30, 2004 and 2003. The slight increase in the effective tax rate is primarily reflective of an increase in nondeductible expenses primarily related to the ESOP.

Comparison of Operating Results for the Nine Months Ended June 30, 2004 and June 30, 2003

         General. Net income for the nine months ended June 30, 2004 was $1,597,000, an increase of $464,000, or 41% from the same period in 2003. The increase in net income resulted from an increase in net interest income as well as an increase in noninterest income, partially offset by increases in noninterest expense and the provision for income taxes.

         Interest Income. Total interest income increased $233,000 to $13.5 million for the nine months ended June 30, 2004, from $13.3 million for the same period in 2003. The average yield of interest earning assets decreased 43 basis points from 5.12% for the nine months ended June 30, 2003 to 4.69% for the comparable period this year.

         Interest income on loans increased $325,000 or 3%, to $11.1 million for the nine months ended June 30, 2004 from $10.8 million for the 2003 period. The average balance of loans receivable increased $39.5 million to $272.8 million for the nine months ended June 30, 2004, which more than offset the decrease in the average yield on loans receivable from 6.16% to 5.42% for the same year to year comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand resulting from generally lower interest rates.

         The increase in interest income on loans was offset by decreases in interest income on federal funds sold and other interest-bearing deposits, which declined $141,000 to $41,000 for the nine months ended June 30, 2004 from the period in 2003. The decrease resulted from declines in the average yield and average balance. There was a 98 basis point decrease in the average yield on federal funds sold and other interest-bearing deposits from 1.88% for the nine months ended June 30, 2003 to 0.90% for the same period in 2004. The decrease in interest income was exacerbated by a decline in the average balance of federal funds sold and other interest-bearing deposits from $12.9 million for the nine months ended June 30, 2003 to $6.0 million for the same nine months ended June 30, 2004.

         Interest income on securities increased $49,000 to $2.3 million for the nine months ended June 30, 2004. The average balance of securities increased $5.6 million to $104.7 million for the nine months ended June 30, 2004 from $99.1 million for the nine months ended June 30, 2003. The increase in the average balance of securities was offset by a decline in the average yield of 12 basis points from 3.11% for the nine months ended June 30, 2003 to 2.99% for the comparable period in 2004.

         Interest Expense. Total interest expense decreased by $701,000 or 10.5% to $6.0 million for the nine months ended June 30, 2004 from $6.7 million for the same period in 2003. The average cost of interest bearing liabilities decreased 49 basis points from 2.89% for the nine months ended June 30, 2003, to 2.40% for the same period in 2004. This decline in the average cost was offset by an increase of $23.6 million in the average balance of interest bearing liabilities for the nine months ended June 30, 2004, to $332.4 million from $308.8 million for the same nine months in 2003.

         The average balance of interest bearing deposits increased $17.7 million or 6.9% for the nine month comparative 2004 period. The average balance of certificates of deposit decreased $4.4 million to $117.0 million for the nine months ended June 30, 2004 from $121.4 million from the same period in 2003. In addition, the average cost of certificates of deposit decreased from 2.91% to 2.46% for the respective comparative periods. The average cost of savings accounts decreased from 2.05% for the nine months ended June 30, 2003 to 1.55% for the same period in 2004, which more than offset the increase of $23.3 million or 21.0% in the average balance of savings accounts during the same period.

         Interest expense on FHLB advances increased $18,000 to $2.1 million as a result of an increase in the average balance from $53.5 million for the nine months ended June 30, 2003 to $59.3 million for the same period in 2004. This was partially offset by a decrease in the average cost of advances from 5.23% for the nine months ended June 30, 2003 to 4.76% for the same period in 2004. The lower average cost is primarily due to utilization of overnight line of credit borrowings whose current cost is less than that of the Company's laddered portfolio of fixed rate advances.

         Net Interest Income. Net interest income increased by $934,000 or 14.2%, to $7.5 million for the nine months ended June 30, 2004 from $6.6 million for the same period in 2003. The net interest rate spread increased 5 basis points to 2.29% for the nine months ended June 30, 2004 from 2.24% for the same period in 2003. The net interest margin increased 8 basis points to 2.61% for the nine months ended June 30, 2004 compared with 2.53% for the same period in 2003. Both increases reflect interest-bearing liabilities repricing downward slightly more rapidly than assets.

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

         The provision for loan losses decreased to $96,000 for the nine months ended June 30, 2004 compared to $171,000 for the same period in 2003. Provisions for nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and relative stability of nonperforming assets. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For the nine month period ended June 30, 2004, total one-to-four family mortgages increased $20.3 million representing an increase of 9.4% and reflecting the majority of the Bank's loan growth. Multi-family and commercial real estate loans increased $2.5 million or 7% and commercial loans decreased $567,000 or 35.1%. Consumer loans decreased $45,000 or 5.8% and home equity loans increased $594,000 or 6.6% while construction loans decreased $94,000 or 21.2%.

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

         This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change. The allowance for loan losses as a percentage of gross loans outstanding remained stable at 0.52% for June 30, 2004 and June 30, 2003 reflecting balances of $1.47 million and $1.29 million, respectively. Nonperforming loans as a percentage of gross loans was 0.07% at June 30, 2004 compared to 0.21% at June 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

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

         Noninterest Income. Noninterest income increased $346,000, or 74.9% to $808,000 for the nine months ended June 30, 2004 compared to the same period in 2003. The significant portion of that increase resulted from the absence in the current period of $188,000 in loss on sale of available-for-sale securities that had been recorded during the comparative period one year earlier. Additionally, service charges on deposit accounts increased by $183,000 primarily due to the implementation of new deposit services. Gains on sale of held-for-sale loans decreased $62,000 to $22,000 for the nine months ended June 30, 2004 from $84,000 for the same comparative nine-month period last year. Income from cash surrender value of life insurance decreased $21,000 for the nine-month comparative periods due to reduced yields reflecting lower market interest rates. Finally, other noninterest income increased by $58,000, due in large part to collection of comparatively higher loan related fees, which were primarily prepayment penalties.

         Noninterest Expense. Noninterest expense increased $529,000, or 10.4% to $5.6 million for the nine months ended June 30, 2004 from $5.1 million for the nine months ended June 30, 2003. The increase was primarily a result of higher expenses for salaries and employee benefits, occupancy and equipment, data processing, advertising, and other noninterest expenses.

         Salaries and benefits increased $145,000 or 4.3% for the nine months ended June 30, 2004. A large portion of the increase was due to $165,000 in ESOP expense arising from the implementation of the plan during the current fiscal year. Medical and related benefit plan premiums increased $28,000 while salaries and wages including bonus and payroll taxes, increased $55,000 or 2.2% for the nine months ended June 30, 2004 as compared to the same period in 2003. These increases were offset by lower deferred compensation plan benefit expenses of $83,000, which had been adjusted in the prior year for a decrease in the discount rate used to calculate the liability in a lower rate environment. In addition, expense for temporary help declined $20,000 as a result of decreases in temporary hires during the current nine-month period as compared to the same prior period one year ago.

         Occupancy and equipment expense increased $52,000 to $648,000 for the nine months ended June 30, 2004 as compared to $596,000 for the same period in 2003, due to higher computer expenses primarily related to upgrades and enhancements to information technology support and security services. Data processing costs also increased $104,000 mainly due to increases in service bureau core processing costs resulting from growth in deposit and loan accounts as well as non-recurring costs associated with comprehensive system upgrades.

         Other noninterest expenses increased $193,000 for the nine months ended June 30, 2004 as compared to the same nine months last year. Professional and consulting fees, including legal fees, increased $25,000 due to expenses associated with being a public company. Further, general and administrative expenses increased $45,000 consisting primarily of $30,000 in comparatively higher expenses relating to the bulk purchase of brochures and forms and $15,000 in higher costs associated with new deposit service programs. Other expense increases included $5,000 for corporate insurance and $15,000 for regulatory fees offset by minor decreases of $9,000 in other miscellaneous expenses. Further, net loan processing charges increased primarily due to reduced recognition of loan modification fees offsetting related costs as a result of the deferral of loan modification fees and related costs in the current period.

         Finally, advertising expenses were higher by $32,000 for the 2004 comparative period as a result of increased print, radio, and television ads, and higher agency fees.

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

         Provision for Income Taxes. The provision for income taxes increased $362,000 for the nine months ended June 30, 2004 from the same period in 2003. The effective tax rate was 38.9% and 36.6% for the nine months ended June 30, 2004 and 2003. The slight increase in the effective tax rate is primarily reflective of an increase in pre tax net income and an increase in nondeductible expenses primarily related to the ESOP.


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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2004, the total approved loan origination commitments outstanding amounted to $24.9 million. At the same date, unused lines of credit were $13.7 million and construction loans in process were $1.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $71.0 million. Although the average cost of deposits decreased throughout 2003 and early 2004, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, at June 30, 2004 the total collateralized borrowing limit was $101.2 million of which we had $63.9 million outstanding, giving us the ability at June 30, 2004 to borrow an additional $37.3 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $31.4 million at June 30, 2004, or 7.76% of total assets on that date. As of June 30, 2004, the Bank exceeded all capital requirements of the OTS. The Bank's regulatory capital ratios at June 30, 2004 were as follows: core capital 8.05%; Tier 1 risk-based capital 16.02%; and total risk-based capital 16.74%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

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

     (b) Changes in internal controls: In the quarter ended June 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                               ASB Holding Company
                               (Registrant)


Date: August 13, 2004          /s/Joseph Kliminski
                               -------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date: August 13, 2004          /s/Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer