Form 10KSB
period 2004-09-30
ASB HOLDING CO
filed 2004-12-29
CIK 1230833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      Annual report pursuant to section 13 or 15 (d) of the Securities
           Exchange Act of 1934

         For the fiscal year ended              September 30, 2004
                                   ---------------------------------------------

                                      -OR-

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the transition period from ___________ to _____________.

                      Commission File Number:         0-31789
                                             -------------------------
                               ASB HOLDING COMPANY
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

          United States                                         56-2317250
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

365 Broad Street, Bloomfield, New Jersey                           07003
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code: (973) 748-3600
                                                --------------

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
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $19.5 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on December 10, 2004 was $22.6 million (1,312,118 shares at $17.25 per share).

     As of December 10, 2004, there were 5,554,500 outstanding shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004. (Part II)

2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

     ASB Holding Company (the "Company") may from time to time make written or oral "forward looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

     Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.


                                                                           At September 30
                                                                           ---------------
                                           2004               2003               2002               2001               2000
                                     -----------------  -----------------  -----------------  -----------------  -----------------
                                      Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                        (Dollars in thousands)

Type of Loans:
-------------
Mortgage Loans
  One- to four-family(1).......      $251,531   80.17%  $215,984   81.59%  $167,564   79.06%  $131,513   76.18%  $108,678   73.97%
  Multi-family, commercial             43,197   13.77     36,202   13.68     29,503   13.92     24,903   14.42     21,867   14.88
    and other..................
Construction...................         7,175    2.29      1,233    0.47      4,875    2.30      9,402    5.45     10,697    7.28
Consumer.......................           746    0.24        780    0.29        795    0.38        540    0.31        547    0.37
Home equity....................        10,666    3.40      8,893    3.36      6,904    3.26      5,863    3.40      4,903    3.34
Commercial.....................           398    0.13      1,610    0.61      2,298    1.08        417    0.24        238    0.16
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  -------

     Total loans receivable....       313,713  100.00%   264,702  100.00%   211,939  100.00%   172,638  100.00%   146,930  100.00%
                                               ======             ======             ======             ======             ======


  Allowance for loan losses....        (1,578)            (1,371)            (1,117)            (1,009)            (1,003)
  Net deferred origination costs          935                796                673                532                400
  Loans in process.............        (4,100)              (783)            (3,121)            (5,839)            (5,369)
                                     --------           ---------          --------           --------           --------

     Total loans receivable, net     $308,970           $263,344           $208,374           $166,322           $140,958
                                     ========           ========           ========           ========           ========

--------------
(1) Includes loans held for sale of $500,000 and $452,000 at September 30, 2003 and September 30, 2000, respectively.

     Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2004. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                 At September 30, 2004
                                                                 ---------------------
                                            Multi-family,
                            One- to Four-    Commercial
                               Family        and Other       Construction    Consumer      Home Equity    Commercial       Total
                            -------------   -------------    ------------    --------      -----------    ----------       -----
                                                                  (In thousands)

Amounts Due:
Within 1 Year ............    $    789        $    276         $  1,025      $    740       $     19       $    152      $  3,001
                              --------        --------         --------      --------       --------       --------      --------

After 1 year:
  1 to 5 years ...........       2,369           1,627            6,150             6            108            174        10,434
  5 to 10 years ..........      33,641           4,502               --            --          1,765             72        39,980
  10 to 15 years .........      58,483          12,934               --            --          8,025             --        79,442
  Over 15 years ..........     156,249          23,858               --            --             --             --       180,856
                              --------        --------         --------      --------       --------       --------      --------

Total due after one year..     250,742          42,921            6,150             6         10,647            246       310,712
                              --------        --------         --------      --------       --------       --------      --------
Total amount due .........    $251,531        $ 43,197         $  7,175      $    746       $ 10,666       $    398      $313,713
                              ========        ========         ========      ========       ========       ========      ========

     The following table sets forth the dollar amount of all loans at September 30, 2004 due after September 30, 2005, which have fixed interest rates and which have floating or adjustable interest rates.


                                                     Floating or
                                      Fixed Rates    Adjustable Rates   Total
                                      -----------    ----------------   -----
                                                    (In thousands)

One- to four-family ................   $156,752       $ 93,990       $250,742
Multi-family, commercial and other..     19,399         23,522         42,921
Construction .......................         --          6,150          6,150
Consumer ...........................          6             --              6
Home equity ........................         --         10,647         10,647
Commercial .........................        125            121            246
                                       --------       --------       --------

  Total ............................   $176,282       $134,430       $310,712
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

     Our residential loans are originated with fixed or adjustable rates and have terms of ten to thirty years. We also offer mortgage loans with bi-weekly payments. The majority of our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan. We also offer an adjustable rate loan with a rate that adjusts every three years to the three-year Constant Maturity U.S. Treasury index.

     The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association. For the purposes of interest rate risk management, we occasionally sell qualifying one- to four-family residential mortgages in the secondary market to the Federal National Mortgage Association and other investors without recourse and with servicing retained, and we have entered into a master selling and servicing agreement with the Federal National Mortgage Association under which the Bank sold $4.8 million in the year ended September 30, 2004. Loan sales may increase or decrease in the future in connection with interest rate risk management.

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

     The non-residential mortgage loan portfolio grew from $21.9 million at September 30, 2000 to $43.2 million at September 30, 2004; however, the growth of one- to four-family loans has outpaced the growth in non-residential loans such that non-residential loans as a percentage of the total loan portfolio decreased slightly during that time. We are currently pursuing strategies to grow this portfolio.

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

     Construction Lending. Essentially all of our construction lending is in northern New Jersey. Our construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We generally do not make construction loans to builders on a speculative basis. However, we will allow a model unit without a contract in place. In some cases, we convert a construction loan to the permanent end mortgage loan upon completion of construction.

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

     For several years preceding the current fiscal year, the outstanding principal balance of our construction loan portfolio had experienced a significant reduction. During that time, we decided to reduce our origination of construction loans following the retirement of the loan officer who had primarily overseen this portfolio. The Bank's growing strategic emphasis in commercial real estate lending resulted in the hiring of a commercial lender enabling the Bank to reinitiate its construction lending program resulting in growth in the construction loan portfolio. The Bank expects to continue its construction lending program as part of its overall lending diversification and growth strategy.

     Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2004, we had $70,000 of unsecured consumer loans.

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

     Generally, our second mortgage loans are fixed rate for terms of up to fifteen years. Collateral value is determined through drive-by appraisal. Second mortgages and home equity lines of credit do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

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

     The commercial loan portfolio has grown slightly, from $238,000 at September 30, 2000 to $398,000 at September 30, 2004.

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

     Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2004, our loans to one borrower limit was approximately $5.2 million.

     At September 30, 2004, our largest single borrower had an aggregate balance of approximately $1.9 million, representing five loans of which three are secured by single family investment properties, one is a residential construction loan, and the last is secured by the borrower's personal residence. Our second largest single borrower had an aggregate balance of approximately $1.8 million, representing six loans of which three are secured by single family investment properties, two are secured by the borrower's personal residence and the remaining is a residential construction loan. Our third largest borrower had an aggregate balance of approximately $1.7 million, representing one construction loan for six single family residences. At September 30, 2004, all of these lending relationships were current and performing in accordance with the terms of their loan agreements.

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

     We primarily originate our own loans and retain them in our portfolio. Gross loan originations totaled $111.8 million for the year ended September 30, 2004. Net of principal repayments, loan originations totaled approximately $46.1 million for the fiscal year ended September 30, 2004. During the year ended September 30, 2004 we purchased a total of $3.3 million of adjustable rate mortgage loans. The Bank purchased no whole loans during the years ended September 30, 2003 and 2002. During the year ended September 30, 2004, we sold 23 loans for $4.8 million. During the years ended September 30, 2003 and 2002 we sold loans totaling $9.6 million and $258,000, respectively. Loan sales are part of our interest rate risk management strategy. We generally sell loans on a non-recourse basis, with servicing retained. At September 30, 2004, loans serviced for the benefit of others totaled $16.9 million.

     We occasionally purchase participations in loans originated through other lending instutions including the Thrift Institutions Community Investment Corporation of New Jersey. At September 30, 2004, our participations through such entities were secured by one-to-four family properties as well as multi-family or other non-one- to-four family properties, such as assisted living facilities. The aggregate balance of Thrift Institutions Community Investment Corporation of New Jersey participations at September 30, 2004 was $1.5 million and the average balance on a single participation was approximately $96,246. We may also sell participation interests in multi-family, commercial and other real estate loans or construction loans if the total loan would otherwise exceed our loans-to-one borrower limit.

     Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of September 30, 2004, was approximately $14.8 million, excluding commitments on unused lines of credit of $13.1 million and undisbursed portions of construction loans totaling $4.1 million.

     Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. One loan origination underwriter has loan authority to approve one-to-four family loans up to $333,700, the Federal National Mortgage
Association conforming loan limit. Our loan origination Manager has loan authority to approve one-to-four family loans up to $500,000 with FNMA automated underwriting approvals. Our Loan Committee consists of three officers: the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President and Chief Lending Officer. Each of these officers has authority to approve one-to-four family loans up to $750,000. One-to-four family loans between $750,000 and $1,000,000 require two signatures from the Loan Committee. One-to-four family loans greater than $1,000,000 require the approval of the Board of Directors.

     Loans other than one-to-four family loans up to $750,000 require two signatures from Loan Committee. Approval of a separate loan sub-committee of the Board is required for non one-to four family loans over $750,000 or when aggregate exposure exceeds $750,000.

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

     As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2004, we held no real estate owned.

     Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2004, we had approximately $519,000 of loans that were held on a non-accrual basis.

     Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.


                                                                       At September 30,
                                                                       ----------------

                                                          2004      2003      2002      2001      2000
                                                          ----      ----      ----      ----      ----

                                                                     (Dollars in thousands)

Loans accounted for on a non-accrual basis:

  One- to four-family .................................  $  445    $  147    $  147    $  309    $  374
  Multi-family, commercial and other ..................      74       369       423       287       343
  Construction ........................................      --        --        --        --        --
  Consumer ............................................      --         1        --        21        --
  Home equity .........................................      --        --        --        11        61
  Commercial ..........................................      --        --        --        --        --
                                                         ------    ------    ------    ------    ------
     Total ............................................  $  519       517       570       628       778

Accruing loans contractually past due 90 days or more..      --        --        --        --        --
                                                         ------    ------    ------    ------    ------

Total non-performing loans.............................     519       517       570       628       778
Real estate owned......................................      --        --        --        --        --
Other non-performing assets............................      --        --        --        --        --
                                                         ------    ------    ------    ------    ------
Total non-performing assets............................  $  519    $  517    $  570    $  628    $  778
                                                         ======    ======    ======    ======    ======

Allowance for loan losses to non-performing loans       304.05%   265.18%   195.96%    160.67%   128.92%

Total non-performing loans to total loans                 0.17%     0.20%     0.27%      0.36%     0.53%

Total non-performing loans to total assets                0.12%     0.12%     0.17%      0.24%     0.35%

Total non-performing assets to total assets               0.12%     0.12%     0.17%      0.24%     0.35%


     During the year ended September 30, 2004, gross interest income of $53,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $39,000 of interest on such loans was included in income for the year ended September 30, 2004.

     Classified Assets. Management, in compliance with Office of Thrift Supervision ("OTS") guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management evaluates the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is allocated against the loan.

     An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the allocation of an impairment reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

     Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2004. At September 30, 2004, all of the classified assets and special mention designated assets were loans.

                                                        At
                                               September 30, 2004
                                                 (In thousands)


Special Mention.....................                 $   369
Substandard.........................                     262
Doubtful............................                     259
Loss................................                       0
                                                     -------
  Total.............................                 $   890
                                                     =======

     At September 30, 2004, $184,000 of the loans classified as "special mention" and approximately $261,000 of loans classified as "substandard" are included in the table under non-performing assets. At September 30, 2004, $74,000 of the loans classified as "doubtful" are included under non-performing assets, as shown in the table.

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

     Our allowance estimation methodology utilizes historical loss experience and environmental factors such as the local and national economy, growth rate, trends in delinquencies and non-performing loans, experience of lending personnel, and other such factors. However, we have had significant growth in the past three years, part of which is attributable to the new branch office opened in 2001. As a result of the significant loan growth, a large portion of our loan portfolio is considered "unseasoned," meaning that the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. In the absence of adequate historical loss experience upon which the Bank can base its allowance calculations, the Bank includes peer group information in its evaluation of the allowance. The peer group information utilized by the bank is that of OTS regulated thrifts in the northeast region. Management believes that the majority of thrifts in the northeast region have similar loan portfolio composition.

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

     The following table sets forth information with respect to our allowance for loan losses for the periods indicated:


                                                                     Year Ended September 30,
                                                    2004          2003          2002         2001         2000
                                                  --------      --------      --------     --------     --------
                                                                      (Dollars in thousands)

Allowance balance at beginning of period......    $  1,371      $  1,117      $  1,009     $  1,003     $    999

Provision for loan losses.....................         207           254           105            2           22

Charge-offs:
  One- to four-family.........................          --            --            --           --          (19)
  Consumer....................................          --            --            (1)          --           --
                                                  --------      --------      --------     --------     --------

     Total charge-offs........................          --            --            (1)          --          (19)
                                                  --------      --------      --------     --------     --------


Recoveries:
  Consumer....................................          --            --             4            4            1
                                                  --------      --------      --------     --------     --------
     Total recoveries.........................          --            --             4            4            1
                                                  --------      --------      --------     --------     --------

Net (charge-offs) recoveries..................          --            --             3            4          (18)
                                                  --------      --------      --------     --------     --------

Allowance balance at end of period                $  1,578      $  1,371      $  1,117     $  1,009     $  1,003
                                                  ========      ========      ========     ========     ========

Total loans outstanding at end of period          $313,713      $264,702      $211,939     $172,638     $146,930
                                                  ========      =========     ========     ========     ========

Average loans outstanding during period.......    $278,632      $238,474      $186,974     $150,938     $128,463
                                                  ========      ========      ========     ========     ========

Allowance as a % of total loans...............       0.50%         0.52%         0.53%        0.58%        0.68%

Net loans charge-offs as a % of average loans.       0.00%         0.00%         0.00%        0.00%        0.01%

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


                                                                       At September 30
                                       2004               2003               2002               2001              2000
                                 ----------------   ----------------   ----------------   -----------------   -----------------


                                         Percent            Percent            Percent             Percent             Percent
                                         of Loans           of Loans           of Loans            of Loans            of Loans
                                         to Total           to Total           to Total            to Total            to Total
                                 Amount   Loans     Amount   Loans     Amount   Loans     Amount    Loans     Amount    Loans
                                 ------  --------   ------  --------   ------  --------   ------   --------   ------   --------
                                                                     (Dollars in thousands)

At end of period allocated to:
  One- to four-family ........   $  777    80.17%   $  685    81.59%   $  531    79.06%   $  366     76.18%   $  315     73.97%
  Multi-family, commercial
    and other ................      680    13.77       566    13.68       452    13.92       463     14.42       481     14.88
  Construction ...............       21     2.29         3     0.47        13     2.30        55      5.45       124      7.28
  Consumer ...................        4     0.24         3     0.29         3     0.38         2      0.31         2      0.37
  Home equity ................       43     3.40        37     3.36        29     3.26        36      3.40        39      3.34
  Commercial .................        9     0.13        34     0.61        46     1.08        11      0.24         5      0.16
  Unallocated ................       44      --         43       --        43       --        76        --        37        --
                                 ------   ------    ------   ------    ------   ------    ------    ------    ------    ------
     Total allowance .........   $1,578   100.00%   $1,371   100.00%   $1,117   100.00%   $1,009    100.00%   $1,003    100.00%
                                 ======   ======    ======   ======    ======   ======    ======    ======    ======    ======

Securities Portfolio

     General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the bank's board approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2004 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies, other than an investment in an adjustable rate mortgage mutual fund with a carrying value of approximately $9.9 million at September 30, 2004.

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

     Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of Joseph Kliminski, the Bank's President and Chief Executive Officer, Richard Bzdek, the Bank's Executive Vice President and Chief Operating Officer, Catherine Bringuier, the Bank's Senior Vice President and Chief Lending Officer, Eric Heyer, the Bank's Senior Vice President, Treasurer and Chief Financial Officer, Josephine Castaldo, the Bank's Vice President of Branch Administration, and John Scognamiglio the Bank's Vice President and Controller, is responsible for the administration of the securities portfolio. This committee conducts regular, informal meetings, generally on a weekly basis, and meets quarterly to formally review the bank's securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

     We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, but we may do so in the future as part of our interest rate risk management. Further, we do not invest in securities which are not rated investment grade.

     Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without prepayment penalties. At September 30, 2004, we had $13.8 million of agency debenture securities in our portfolio of which $8.9 million may be called prior to their maturity.

     Mortgage-related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $9.9 million at September 30, 2004.

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

     Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2004, collateralized mortgage obligations comprised $44.2 million of our securities portfolio.

     Other Securities. In addition, at September 30, 2004 we held an approximate investment of $2.9 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of New York, ownership of Federal Home Loan Bank of New York common shares is required.

     The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                                At September 30,
                                                        2004          2003          2002
                                                      --------      --------      --------
                                                                 (In thousands)

Securities Held-to-Maturity:
----------------------------

 Collateralized mortgage agency obligations ......    $    107      $    193      $  3,076
  Government National Mortgage Association .......         327           476           711
  Federal Home Loan Mortgage Corporation .........         490           657           986
  Federal National Mortgage Association ..........       1,870         1,513         2,197
                                                      --------      --------      --------
    Total securities held-to-maturity ............       2,794         2,839         6,970
                                                      --------      --------      --------

Securities Available-for-Sale:
------------------------------
  U.S. government and federal agency obligation...      13,840        13,484            --
  Collateralized mortgage non-agency obligations..       1,234         4,962        19,177
  Collateralized mortgage agency obligations .....      42,870        61,685        57,346
  Government National Mortgage Association .......         202           320           513
  Federal Home Loan Mortgage Corporation .........       5,219           346           885
  Federal National Mortgage Association ..........      16,261        16,664         2,213
  Mutual fund ....................................       9,869         9,930        10,000
                                                      --------      --------      --------
    Total securities available-for-sale ..........      89,495       107,391        90,134
                                                      --------      --------      --------

    Total ........................................    $ 92,289      $110,230      $ 97,104
                                                      ========      ========      ========

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2004. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                          At September 30, 2004

                            One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years        Total Securities
                            ----------------  -----------------  -----------------  -------------------        ----------------

                            Carrying Average  Carrying  Average  Carrying  Average  Carrying   Average   Carrying  Average   Market
                             Value    Yield    Value     Yield    Value     Yield    Value      Yield     Value     Yield    Value
                            -------- -------  --------  -------  --------  -------  --------   -------   --------  -------   ------
                                                                                     (Dollars in thousands)

U.S. Government and
  Federal Agency            $     --     --%  $ 13,840    2.39%  $     --      --%  $     --       --%   $ 13,840    2.37%  $13,840

Mortgage-backed
  non-agency Obligations..        --     --         --      --         --      --      1,234     3.42       1,234    3.42     1,234

Government National
  Mortgage Association....        --     --         16    6.97         --      --        513     3.60         529    3.70       532

Federal Home Loan
  Mortgage Association....         1   5.30      1,706    3.27     10,101    3.13     21,969     3.41      33,777    3.32    33,781

Federal National
  Mortgage Association....        --                --      --     15,666    3.40     17,374     3.36      33,040    3.38    33,045
                            --------   -----  --------    -----  --------    -----  --------     -----   --------    -----   ------

  Total...................  $      1   5.30%  $ 15,562    2.50%  $ 25,767    3.30%  $ 41,090     3.39%   $ 82,420    3.19%  $82,432
                            ========   =====  ========    =====  ========    =====  ========     =====   ========    =====  =======

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

     At September 30, 2004, $118.0 million or 36.6% our deposits are in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

     The following table sets forth the distribution of deposits at the bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.


                                                                          At September 30
                                         2004                                 2003                              2002
                            -------------------------------      -------------------------------  ---------------------------------

                                                   Weighted                             Weighted                           Weighted
                                        Percent    Average                   Percent     Average                Percent     Average
                                       of Total    Nominal                   of Total    Nominal                of Total    Nominal
                             Amount    Deposits      Rate         Amount     Deposits     Rate      Amount      Deposits     Rate
                             ------    --------      ----         ------     --------     ----      ------      --------     ----

Non-interest-bearing
   demand deposits......    $  22,599      7.00%        --%      $  21,676      7.40%        - %   $  16,816      6.36%        --%

Interest-bearing
   demand deposits......       38,696     11.99       1.06          21,721      7.42      0.98        27,733     10.48       1.55

Savings deposits........      143,401     44.44       1.60         127,720     43.62      1.60       101,433     38.34       2.30

Time deposits...........      118,020     36.57       2.65         121,709     41.56      2.55       118,605     44.82       3.14
                            ---------     -----       ----       ---------     -----      ----     ---------     -----       ----

     Total deposits.....    $ 322,716    100.00%      1.81%      $ 292,826    100.00%     1.79%    $ 264,587    100.00%      2.45%
                            =========    ======       ====       =========    ======      ====     =========    ======       ====

     The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004.

                                                  Certificates
      Remaining Time Until Maturity                of Deposits
      -----------------------------                -----------
                                                 (In thousands)

Within three months....................             $  5,313
Three through six months...............                3,380
Six through twelve months..............                9,864
Over twelve months.....................               16,880
                                                    --------
Total                                               $ 35,437
                                                    ========

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

     Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At September 30, 2004, our borrowing limit with the Federal Home Loan Bank was approximately $105.3 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Financial Statements.

     The Bank will continue to evaluate the costs and benefits of incrementally restructuring its portfolio of FHLB advances. Such a restructuring transaction took place during the current fiscal year when the bank prepaid $3.0 million of fixed rate FHLB advances at a cost of 6.28%. In the current interest rate environment, such prepayments result in one time charges to earnings in the form of FHLB prepayment penalties which, when replaced by lower cost funding, lowers the interest paid on borrowings thereby improving the bank's net interest spread and margin and enhancing future earnings.

     The following table sets forth certain information regarding our borrowed funds.


                                                         At or For the
                                                    Year Ended September 30,
                                                 -------------------------------
                                                  2004        2003        2002
                                                 -------     -------     -------
Federal Home Loan Bank Advances:

Average balance outstanding ................     $60,125     $54,923     $43,859

Maximum amount outstanding
  at any month-end during the period .......     $65,500     $61,800     $48,500
Balance outstanding at end of period
                                                 $57,491     $55,000     $44,000
Weighted average interest rate during
   the period...............................       4.76%       5.16%       5.16%
Weighted average interest rate at end
   of period................................       4.72%       5.13%       5.59%

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

     American Savings Bank of NJ has one subsidiary, American Savings Investment Corp., which was formed in August 2004 under New Jersey law as an investment company. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities.

Personnel

     As of September 30, 2004, we had 52 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing
Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2004 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

     Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2004 and in each of the last twelve months and, therefore, qualifies as a QTL.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS. The Office of Thrift Supervision assigned the Bank an overall rating of "Satisfactory" in its most recent CRA evaluation.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The SEC has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject
publicly-traded   companies  to  additional   and  more   cumbersome   reporting
regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

Conversion of American Savings, MHC to Stock Form

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

Item 2.  Description of Property.

     At September 30, 2004, our net investment in property and equipment totaled $3.9 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch offices, the year the offices were opened and the net book value of each office.

                                     Year
                                   Facility      Leased or     Net Book Value at
Office Location                     Opened         Owned      September 30, 2004
---------------                     ------         -----      ------------------
                                                                (In thousands)
Main Office
365 Broad Street
Bloomfield, New Jersey  07003        1965          Owned           $  1,581


Main Office Drive Up Facility
16 Pitt Street
Bloomfield, New Jersey  07003        1998          Owned           $    359


Full Service Branch
310 Pompton Avenue
Cedar Grove, New Jersey  07009       2001          Owned           $  1,970

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

(c)  Description of Real Estate and Operating Data.

     Not Applicable.

Item 3.  Legal Proceedings

     The Bank from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against the Bank at September 30, 2004 that would have a material effect on our operations or income.

Item  4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

     Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     As of September 30, 2004, the Registrant had no equity compensation plans to be disclosed pursuant to this item.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition as of September 30, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended, together with the related notes and the report of independent certified public accountants.

     2. The following exhibits are included in this Report or incorporated herein by reference:

        (a) List of Exhibits:

         3(i)    Charter of ASB Holding Company*
         3(ii)   Bylaws of ASB Holding Company*
         4       Specimen Stock Certificate of ASB Holding Company**
        10.1     Employment Agreement between American Savings Bank of NJ and
                    Joseph Kliminski**
        10.2     Employment Agreement between American Savings Bank of NJ and
                    Richard M. Bzdek**
        10.3     Employment Agreement between American Savings Bank of NJ and
                    Eric B. Heyer**
        10.4     Form of Executive Salary Continuation Agreement**
        10.5     Employment Agreement between ASB Holding Company and
                    Joseph Kliminski***
        13       Annual Report to Stockholders
        14       Code of Ethics
        21       Subsidiaries
        31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002
        32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002
     ---------------

     * Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-105472) filed with the SEC on July 11, 2003.

     ** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-105472) filed with the SEC on May 22, 2003.

     *** Incorporated by reference to the Company's Form 10-KSB (File No. 000-31789) filed with the SEC on December 24, 2003.

Item 14.  Principal Accountant Fees and Services

     The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2004.

                                      ASB HOLDING COMPANY


                                      By:  /s/ Joseph Kliminski
                                           -------------------------------------
                                           Joseph Kliminski
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 2004.


/s/ W. George Parker                       /s/ Joseph Kliminski
------------------------------------       -------------------------------------
W. George Parker                           Joseph Kliminski
Chairman and Director                      President, Chief Executive Officer
                                           and Director


/s/ Eric B. Heyer                          /s/ Vincent S. Rospond
------------------------------------       -------------------------------------
Senior Vice President, Treasurer and       Director
Chief Financial Officer
(Principal Financial and Accounting
Officer)


/s/ H. Joseph North                        /s/ James H. Ward, III
------------------------------------       -------------------------------------
H. Joseph North                            James H. Ward, III
Director                                   Vice Chairman and Director


/s/ Stanley Obal                           /s/ Robert Gaccione
------------------------------------       -------------------------------------
Stanley Obal                               Robert Gaccione
Director                                   Director