Form 10QSB
period 2004-12-31
ASB HOLDING CO
filed 2005-02-14
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-31789

                               ASB HOLDING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                                   56-2317250
         -------------                                   ----------
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

                                Yes [X] No [ ]


As of February 14, 2005, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one):   Yes [ ]     No [X]

                               ASB HOLDING COMPANY

                                Table of Contents

PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                                 3
                Notes to Financial Statements                                        8

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                               10

     Item 3.    Controls and Procedures                                             19


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                   21
     Item 2.    Changes in Securities and Issuer Purchases of Equity Securities     21
     Item 3.    Defaults Upon Senior Securities                                     21
     Item 4.    Submission of Matters to a Vote of Securities Holders               21
     Item 5.    Other Information                                                   21
     Item 6.    Exhibits                                                            21


FORM 10-QSB SIGNATURE PAGE                                                          22

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS

ASB Holding Company
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                      December 31,  September 30,
                                                                           2004         2004
                                                                        ---------    ---------
ASSETS
Cash and cash equivalents
     Cash and due from banks                                            $   2,528    $   2,256
     Interest-bearing deposits                                              2,723        5,778
                                                                        ---------    ---------
         Total cash and cash equivalents                                    5,251        8,034

Securities available-for-sale                                              81,865       89,495
Securities held-to-maturity (fair value: December 31, 2004 -
  $8,751; September 30, 2004 - $2,806)                                      8,825        2,794
Loans, net                                                                318,482      308,970
Premises and equipment                                                      3,927        3,910
Federal Home Loan Bank stock, at cost                                       3,374        2,890
Cash surrender value of life insurance                                      7,302        6,242
Accrued interest receivable                                                 1,387        1,359
Other assets                                                                1,081        1,250
                                                                        ---------    ---------
     Total assets                                                       $ 431,494    $ 424,944
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                            $  23,530    $  22,599
         Interest-bearing                                                 305,376      300,117
                                                                        ---------    ---------
              Total deposits                                              328,906      322,716

     Advance payments by borrowers for taxes and insurance                  2,261        2,322
     Federal Home Loan Bank advances                                       58,077       57,491
     Accrued interest payable and other liabilities                         3,368        3,049
     Common stock in ESOP subject to contingent repurchase obligation         304           52

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized               -            -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                    555          555
     Additional paid-in capital                                            15,807       15,687
     Unearned ESOP shares                                                  (1,164)      (1,200)
     Retained earnings                                                     24,166       24,806
     Accumulated other comprehensive loss                                    (482)        (482)
     Amount reclassified on ESOP shares                                      (304)         (52)
                                                                        ---------    ---------
         Total stockholders' equity                                        38,578       39,314
                                                                        ---------    ---------
              Total liabilities and stockholders' equity                $ 431,494    $ 424,944
                                                                        =========    =========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Income
(in thousands, except share data)
(unaudited)

                                                          Three Months
                                                        Ended December 31,
                                                        ------------------
                                                         2004         2003
                                                      ----------   ----------
Interest and dividend income
    Loan, including fees                              $    4,137   $    3,690
    Securities                                               739          750
    Federal funds sold and other                              28           13
                                                      ----------   ----------
       Total interest income                               4,904        4,453

Interest expense
    NOW and money market                                      99           57
    Savings                                                  576          562
    Certificates of deposit                                  809          749
    Federal Home Loan Bank advances                          696          718
                                                      ----------   ----------
       Total interest expense                              2,180        2,086
                                                      ----------   ----------

Net interest income                                        2,724        2,367

Provision for loan losses                                     41           41
                                                      ----------   ----------

Net interest income after provision for loan losses        2,683        2,326

Noninterest income
    Deposit service fees and charges                         174          177
    Income from cash surrender value of
     life insurance                                           60           51
    Gain on sale of loans                                      1            7
    Other                                                     12           45
                                                      ----------   ----------
       Total noninterest income                              247          280

Noninterest expense
    Salaries and employee benefits                         1,210        1,123
    Occupancy and equipment                                  205          224
    Data processing                                          146          158
    Advertising                                               64           71
    Federal deposit insurance                                 11           11
    Other                                                    321          243
                                                      ----------   ----------
       Total noninterest expense                           1,957        1,830
                                                      ----------   ----------

Income before provision for income taxes                     973          776

Provision for income taxes                                   363          302
                                                      ----------   ----------

Net income                                            $      610   $      474
                                                      ==========   ==========

Comprehensive income                                  $      610   $      661
                                                      ==========   ==========

Earnings per share:

    Basic and diluted                                 $     0.11   $     0.09
                                                      ==========   ==========
Weighted average shares                                5,436,210    5,422,902


      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Stockholders' Equity
Three months ended December 31, 2004
(in thousands)
(unaudited)

                                                                                             Amount
                                                                             Accumulated  Reclassified
                                     Additional    Unearned                     Other          on                 Compre-
                          Common       Paid-in       ESOP         Retained   Comprehensive    ESOP       Total    hensive
                           Stock       Capital      Shares        Earnings      Loss         Shares     Equity    Income
                           -------------------      ------        --------      ----         ------     ------    ------
Balance at
  September 30, 2004    $     555    $   15,687   $   (1,200)  $   24,806   $     (482)  $      (52) $   39,314

ESOP shares earned              -            20           36            -            -            -          56

ESOP dividend proceeds          -           100            -            -            -            -         100

Cash dividends paid -
$0.75 per share                 -             -            -       (1,250)           -            -      (1,250)

Reclassification due to change in
fair value of common stock in ESOP
subject  to contingent repurchase
  obligation                    -             -            -            -            -         (252)       (252)

Comprehensive income
    Net income                  -             -            -          610            -            -         610
    Change in unrealized
      gain on securities
      available-for-sale,
      net of taxes              -             -            -            -            -            -           -
                                                                                                     ----------
       Total
         comprehensive
         income                                                                                                                  610
                        ---------    ----------   ----------   ----------   ----------   ----------  ----------   ==================

Balance at
  December 31, 2004     $     555    $   15,807   $   (1,164)  $   24,166   $     (482)  $     (304) $   38,578
                        =========    ==========   ===========  ==========   ===========  =========== ==========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                           Three Months Ended
                                                                              December 31,
                                                                          --------------------
                                                                            2004        2003
                                                                          --------    --------
Cash flows from operating activities
    Net income                                                            $    610    $    474
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                            91         107
       Net amortization of premiums and discounts                               35         143
       ESOP compensation expense                                               156          55
       Provision for loan losses                                                41          41
       Increase in cash surrender value of life insurance                      (60)        (51)
       Gain on sale of loans                                                    (1)         (7)
       Proceeds from sales of loans                                            144       1,107
       Net change in loans held for sale                                         -        (144)
       Change in accrued interest receivable                                   (28)          8
       Change in other assets                                                  191         216
       Change in deferred income taxes                                         (48)        (13)
       Increase in other liabilities                                           319          80
                                                                          --------    --------
              Net cash from operating activities                             1,450       2,016

Cash flows from investing activities
    Net increase in loans receivable                                        (9,696)     (8,993)
    Purchases of securities held-to-maturity                                (6,227)       (297)
    Principal paydowns on securities held-to-maturity                          194         387
    Purchases of securities available-for-sale                                   -      (4,011)
    Calls of securities available-for-sale                                   2,000           -
    Principal paydowns on securities available-for-sale                      5,623       8,253
    Purchase of Federal Home Loan Bank stock                                  (984)       (335)
    Redemption of Federal Home Loan Bank stock                                 500         410
    Purchase of bank-owned life insurance                                   (1,000)          -
    Purchase of premises and equipment                                        (108)        (90)
                                                                          --------    --------
       Net cash from investing activities                                   (9,698)     (4,676)

Cash from financing activities
    Net increase in deposits                                                 6,190       2,201
    Net change in advance payments by borrowers for taxes and insurance        (61)        (43)
    Repayment of Federal Home Loan Bank of New York advances                (1,014)     (1,000)
    Net change in Federal Home Loan Bank of New York OLOC                    1,600       7,500
    Cash dividends paid                                                     (1,250)          -
    Refund of stock subscriptions received                                       -     (41,159)
                                                                          --------    --------
       Net cash from financing activities                                    5,465     (32,501)
                                                                          --------    --------

Net change in cash and cash equivalents                                     (2,783)    (35,161)

Cash and cash equivalents at beginning of period                             8,034      38,365
                                                                          --------    --------

Cash and cash equivalents at end of period                                $  5,251    $  3,204
                                                                          ========    ========

      See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                        Three Months Ended
                                                                           December 31,
                                                                           ------------
                                                                        2004       2003
                                                                        ----       ----
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                        $ 2,177    $ 2,085
       Income taxes, net of refunds                                         48         10

Supplemental disclosures of non-cash investing transactions:
    Transfer stock subscriptions received and deposits to capital            -     14,728


      See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Savings Bank of NJ ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of December 31, 2004 and September 30, 2004 and for the three-month periods ended December 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-QSB to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we", "us", or "our" refer to the Bank or Company, or both, as the context indicates.

         The primary business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had no activity to date.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-KSB. The September 30, 2004 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

         Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending September 30, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

         The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 2 - Minority Offering

         On October 3, 2003, the Company completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000 net of offering costs of $603,000. The Company contributed $9,616,000 or approximately 60% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1,333,000 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 133,000 shares of common stock at $10 per share.

         After the sale of the stock, the MHC holds 70%, or 3,888,150 shares, of the outstanding stock of the Company, with the remaining 30% or, 1,666,350 shares, held by persons other than the MHC. The Company holds 100% of the Bank's outstanding common stock. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "adequately capitalized" capital threshold.

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

         At December 31, 2004, the ESOP held 133,000 shares of the Company's common stock and 16,913 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of ASB Holding Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At December 31, 2004, this contingent repurchase obligation reduced stockholders' equity by $304,000.

Note 5 - Subsequent Event - Stock-Based Compensation

         At the annual meeting held on January 20, 2005, stockholders of ASB Holding Company approved the ASB Holding Company 2005 Stock Option Plan and the American Savings Bank of NJ 2005 Restricted Stock Plan. Subject to regulatory approval, 272,171 shares of common stock were made available under the 2005 Stock Option Plan and 272,171 options were awarded on January 20, 2005. Also subject to regulatory approval, 108,868 shares of common stock were made available under the 2005 Restricted Stock Plan and 108,868 shares of restricted stock were awarded on January 20, 2005.

         Shares of common stock issuable pursuant to outstanding options under the 2005 Stock Option Plan will be considered outstanding for purposes of calculating earnings per share on a diluted basis. The Financial Accounting Standards Board has announced a change in the required accounting methods applicable to stock options effective after June 15, 2005. Under such accounting requirements, the Company will be required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned.

         For accounting purposes, the Bank will recognize compensation expense for shares of common stock awarded under the 2005 Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded.


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

         Declining interest rates in the three year period ended September 30, 2003 resulted in acceleration of asset prepayments due primarily to mortgage refinancing. The negative impact on interest income from earning assets refinancing to lower market interest rates was exacerbated during that period by the accelerated amortization of the remaining balance of net deferred origination costs and net premiums relating to such assets. This reduction in earning asset yields was partially offset by a reduction in the Company's cost of retail deposits. However, the reduction in the Company's overall cost of liabilities lagged that of its deposits due to its balance of higher costing, long term, fixed rate FHLB borrowings previously drawn for interest rate risk management purposes. Together, these factors resulted in reduction of the Company's net interest margin and its net income through that period.

         During the Company's fiscal year ended September 30, 2004, the general level of market interest rates increased from the historical lows of the prior periods. Such increases slowed the pace of loan refinancing thereby reducing the rate at which the Company's earning assets prepaid. Slowing prepayments resulted in a corresponding reduction in the amortization of deferred costs and premiums thereby increasing the Company's earning asset yields. The Company's cost of interest-bearing liabilities lagged the upward movement in current market interest rates. After decreasing for thirteen consecutive quarters, the Company's cost of interest-bearing liabilities remained unchanged for the quarters ended March 31, 2004 and June 30, 2004 before increasing modestly in the final quarter of the fiscal year ended September 30, 2004. As a result, the Company reported a 16 basis point improvement in its net interest margin to 2.60% for the year ended September 30, 2004 from 2.44% for the year ended September 30, 2003.

         The Company continued to realize modest improvement in its net interest margin in the first quarter of fiscal 2005. The Company's overall cost of interest-bearing liabilities remained stable for the quarter as increases in the cost of retail deposits were offset by reductions in the cost of borrowings. Conversely, the Company realized modest increases in its yield on earning assets as increases in the yield on investment securities and short term, liquid assets more than offset a modest reduction in the Company's yield on loans. In total, the Company's net interest margin increased three basis points to 2.63% for the quarter ended December 31, 2004 from that reported for fiscal 2004.

         Our results of operations also depend on our provision for loan losses, noninterest income, and noninterest expense. After shrinking during fiscal 2004, non-performing loans as a percentage of total assets have remained stable in the first quarter of fiscal 2005. Consequently, loan loss provisions in the current quarter resulted primarily from the overall growth in portfolio loans.

         Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.23% for the quarter ended December 31, 2004 - a reduction of 0.04% from 0.27% for fiscal 2004. Much of this decrease results from the recognition of comparatively lower levels of loan prepayment fees resulting from slowing loan prepayments.

         Gains and losses on sale of loans excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company retains in the portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions.

         Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Excluding penalties for prepayment of borrowed funds, annualized noninterest expense as a percentage of average assets totaled 1.83% for the quarter ended December 31, 2004 - a reduction of 0.06% from 1.89% for fiscal 2004. In large part, this improvement results from management's continued efforts to limit the dollar growth of noninterest expense while continuing to execute the Company's balance sheet growth and diversification strategies.

         Notwithstanding these efforts, certain operating costs have increased since the Company's initial public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 than had been recorded in earlier years. This trend is expected to continue as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its minority stock offering. Much of this increase is attributable to the implementation of an employee stock ownership plan benefit that did not exist prior to the offering. Prospectively, benefit costs are also expected to increase as the Company implements the restricted stock and stock option plans approved by shareholders at the Company's annual meeting held on January 20, 2005.

         In relation to the rate of balance sheet growth, these sharp increases in compensation, benefit and professional service costs have been partially offset by slower increases - as well as outright reductions - in other noninterest expenses. For the quarter ended December 31, 2004, both Occupancy and Equipment and Data Processing costs have been reduced from both a dollar and percentage of average assets perspective when compared with fiscal 2004. Reductions in these expenses have each contributed 0.02% to the 0.06% reduction in the Company's noninterest expense ratio reported earlier. In large part, these reductions result from reduced depreciation expense and the absence in the current period of certain non-recurring charges associated with information technology infrastructure upgrades that were incurred in fiscal 2004.

         Finally, the Bank continues to evaluate the costs and benefits of incrementally restructuring its portfolio of FHLB advances. Such a restructuring transaction took place during fiscal 2004 when the Bank recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%. In the current interest rate environment, such prepayments result in one time charges to earnings in the form of FHLB prepayment penalties. When replaced by lower cost funding, however, prepayments lower the interest paid on borrowings thereby improving the Bank's net interest spread and margin and enhancing future earnings.

         In total, our return on average assets increased three basis points to 0.57% for the quarter ended December 31, 2004 from 0.54% for fiscal 2004 while return on average equity increased 0.56% to 6.33% from 5.77% for the same comparative periods. In a stable interest rate environment, we expect that our net interest margin will continue to stabilize at the levels reported in the latter half of fiscal 2004 and the first quarter of fiscal 2005. However, our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, notwithstanding the earning asset yield improvement during fiscal 2004 which resulted from interest rates rising from their historical lows, continued increases in interest rates from current levels could trigger increases in the Bank's cost of interest-bearing liabilities that outpace that of its yield on earning assets causing further net interest margin compression. This risk is particularly noteworthy given the Bank's substantial net growth in non-maturity deposits over the past three years. Like many banks, we were successful in growing deposits while interest rates decreased to their historical lows. However, our ability to retain and grow such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, remains untested.

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

Comparison of Financial Condition at December 31, 2004 and September 30, 2004

         Our total assets increased by $6.6 million, or 1.6%, to $431.5 million at December 31, 2004 from $424.9 million at September 30, 2004. The increase reflected growth in loans receivable, net and securities held to maturity offset by declines in interest-bearing deposits and securities available for sale. Loans receivable, net increased by $9.5 million, or 3.1%, to $318.5 million at December 31, 2004 from $309.0 million at September 30, 2004. Our increase in loans resulted from a high volume of multi-family and commercial real estate and one-to four-family mortgage loan originations.

         The following table compares the composition of the Company's loan portfolio by loan type as a percentage of total assets at December 31, 2004 and September 30, 2004. Amounts reported exclude allowance for loan losses and net deferred origination costs.

                                 December 31, 2004        September 30, 2004
                                 -----------------        ------------------
                                               (Dollars in thousands)
                                           Percent of                Percent of
 Type of Loans                   Amount   Total Assets    Amount    Total Assets
 -------------                   ------     ------        ------    ------------
 Construction                 $   2,964      0.69%     $   3,075        0.72%
 1/1 and 3/3 ARMs                 2,486      0.58%         1,800        0.42%
 3/1 and 5/1 ARMs                94,360     21.87%        89,694       21.11%
 5/5 and 10/10 ARMs              31,594      7.32%        24,619        5.79%
 7/1 and 10/1 ARMs                1,759      0.41%         1,675        0.40%
 15 year fixed or less          110,218     25.54%       112,238       26.41%
 Greater than 15 year fixed      63,258     14.66%        64,702       15.23%
 Home equity lines of credit     11,358      2.63%        10,666        2.51%
 Consumer                           719      0.17%           746        0.18%
 Commercial                         445      0.10%           398        0.09%
                              ---------     -----      ---------       -----

 Total                        $ 319,161     73.97%     $ 309,613       72.86%
                              =========     =====      =========       =====

          Securities classified as available-for-sale decreased $7.6 million, or 8.5%, to $81.9 million at December 31, 2004 from $89.5 million at September 30, 2004 as the Bank continued to reinvest cash flows from the investment securities portfolio into loans. Cash and cash equivalents decreased by $2.7 million, or 33.8%, to $5.3 million at December 31, 2004 from $8.0 million at September 30, 2004 to provide funding for loan growth. These decreases were partially offset by an increase in securities held to maturity of $6.0 million or 214.3% to $8.8 million at December 31, 2004 from $2.8 million at September 30, 2004.

         The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at December 31, 2004 and September 30, 2004. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

                                December 31, 2004     September 30, 2004
                                -----------------     ------------------
                                          (Dollars in thousands)
                                       Percent of               Percent of
Type of security               Amount Total Assets     Amount  Total Assets
----------------               ------ ------------     ------  ------------
Fixed rate MBS               $ 15,233        3.53%   $ 15,923      3.75%
ARM MBS                         9,577        2.22%      8,755      2.06%
Fixed rate CMO                 39,391        9.13%     43,982     10.36%
Floating rate CMO               3,268        0.76%        435      0.10%
ARM mutual fund                10,000        2.32%     10,000      2.35%
Fixed rate agency debentures   13,997        3.24%     13,997      3.29%
                             --------       -----    --------     -----

Total                        $ 91,466       21.20%   $ 93,092     21.91%
                             ========       =====    ========     =====

         Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.52 years and 2.23 years at December 31, 2004 and September 30, 2004, respectively. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio extends to 3.28 years and 3.12 years at December 31, 2004 and September 30, 2004, respectively.

         Total deposits increased by $6.2 million, or 1.9%, to $328.9 million at December 31, 2004 from $322.7 million at September 30, 2004. The increase was primarily due to increases in certificates of deposit, non interest-bearing and interest-bearing checking deposits, partially offset by a decline in savings deposits. Certificates of deposit accounts increased $4.3 million or 3.6% to $122.3 million. Savings deposits decreased by $1.7 million, or 1.2% to $141.7 million. Checking deposits, including demand, NOW and money market checking accounts, increased $3.7 million or 6.0% to $65.0 million.

         The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at December 31, 2004 with that of September 30, 2004.

                            December 31, 2004           September 30, 2004
                            -----------------           ------------------
                                          (Dollars in thousands)
                                         Percent of                 Percent of
Deposit category            Amount      Total Assets   Amount      Total Assets
----------------            ------      ------------   ------      ------------
Money market checking    $  25,974         6.02%      $ 25,834          6.08%
Other checking              38,993         9.03%        35,461          8.34%
Money market savings        42,516         9.85%        44,880         10.56%
Other savings               99,146        22.98%        98,521         23.18%
Certificates of deposit    122,277        28.34%       118,020         27.78%
                         ---------        -----       --------         -----

Total                    $ 328,906        76.22%      $322,716         75.94%
                         =========        =====       ========         =====

         FHLB advances increased $586,000, or 1.0%, to $58.1 million at December 31, 2004 from $57.5 million at September 30, 2004. The net increase of $586,000 was comprised of $1.6 million drawn on an overnight line of credit which replaced $1.0 million of maturing fixed rate advances and $14,000 of amortization on fixed rate amortizing advances.

         The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity at December 31, 2004 and September 30, 2004. Scheduled principal payments on amortizing borrowings are reported as maturities.


                       December 31, 2004              September 30, 2004
                       -----------------              ------------------
                                     (Dollars in thousands)
                                     Percent of                   Percent of
Remaining Term          Amount      Total Assets      Amount     Total Assets
--------------          ------      ------------      ------     ------------
Overnight             $  4,300        1.00%         $  2,700            0.64%
One year or less            58        0.01%            1,057            0.25%
One to two years        10,060        2.33%            8,060            1.90%
Two to three years       7,063        1.64%            8,062            1.90%
Three to four years     12,066        2.80%           12,065            2.84%
Four to five years       7,530        1.74%            7,547            1.77%
More than five years    17,000        3.94%           18,000            4.23%
                        ------        ----            ------            ----

Total                 $ 58,077       13.46%         $ 57,491           13.53%
                      ========       =====         =========           =====

         Equity decreased $736,0or 1.8%, to 00, $38.6 million at December 31, 2004 from $39.3 million at September 30, 2004. The decrease reflects a special dividend paid of $1.2 million during the quarter ended December 31, 2004, offset by net income of $610,000 for the three months ended December 31, 2004. In addition, the amount reclassified on ESOP shares increased $252,000 due to a change in the fair value and the number of shares of common stock in the ESOP subject to a contingent repurchase obligation as discussed earlier.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and December 31, 2003

         General. Net income for the three months ended December 31, 2004 was $610,000, an increase of $136,000, or 28.7% from the same period in 2003. The increase in net income resulted from an increase in net interest income partially offset by a decrease in noninterest income, an increase in noninterest expense and an increase in the provision for income taxes.

         Interest Income. Total interest income increased 10.1% or $451,000 to $4.9 million for the three months ended December 31, 2004, from $4.5 million for the same period in 2003. For those same comparative periods, the average yield on interest-earning assets increased 0.02% to 4.74% from 4.72% while the average balance of interest-earning assets increased $36.2 million or 9.6% to $413.7 million from $377.5 million.

         Interest income on loans increased $447,000 or 12.1%, to $4.1 million for the three months ended December 31, 2004 from $3.7 million for the same period in 2003. This increase was due, in part, to a $44.7 million increase in the average balance of loans receivable to $312.8 million for the quarter ended December 31, 2004 from $268.1 million for same period in 2003. The impact on interest income attributable to this growth more than offset the 0.21% decrease in the average yield on loans which declined to 5.29% from 5.50% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand.

         The rise in interest income on loans was offset by lower interest income on securities, which decreased $11,000 to $739,000 for the three months ended December 31, 2004 from $750,000 for the same period in 2003. The decrease was due, in part, to a $12.6 million decline in the average balance of investment securities to $93.6 million for the three months ended December 31, 2004 from $106.2 million for the same period in 2003. The impact on interest income attributable to this decline was offset by a 0.33% increase in the average yield on securities which grew to 3.16% from 2.83% for those same comparative periods. This increase in yield primarily resulted from slowing prepayments which reduced net premium amortization.

         Further, interest income on federal funds sold and other interest-bearing deposits increased $15,000 to $28,000 for the quarter ended December 31, 2004 from $13,000 for the same period in 2003. This increase was due, in part, to an increase of $4.1 million in the average balance of these assets to $7.2 million for the quarter ended December 31, 2004 from $3.1 million for the same period in 2003. The impact on interest income attributable to this growth was offset by a 0.07% reduction in the average yield on these assets which declined to 1.53% from 1.60% for those same comparative periods.

         Interest Expense. Total interest expense increased by $94,000 or 4.5% to $2.2 million for the three months ended December 31, 2004 from $2.1 million for the same period in 2003. For those same comparative periods, the average cost of interest-bearing liabilities decreased 0.09% to 2.42% from 2.51% while the average balance of interest-bearing liabilities increased $27.2 million or 8.2% to $360.0 million from $332.8 million.

         Interest expense on deposits increased $116,000 or 8.5% to $1.5 million for the three months ended December 31, 2004 from $1.4 million for the same period in 2003. This increase was due, in part, to a $25.2 million increase in the average balance of interest bearing deposits to $300.0 million for the quarter ended December 31, 2004 from $274.8 million for the same period in 2003. The components of this net increase for the comparative periods include a decrease of $853,000 in the average balance of certificates of deposit, a

$10.8 million increase in the average balance of savings accounts and a $15.3 million increase in the average balance of interest-bearing checking accounts.

         The impact on interest expense attributable to the net growth in these average balances was offset by a 0.09% reduction in the average cost of interest-bearing liabilities which declined to 2.42% for the three months ended December 31, 2004 from 2.51% for the same period in 2003. The components of this net decrease for the comparative periods includes a 0.22% increase in the average cost of certificates of deposit, a 0.09% decrease in the average cost of savings accounts and a 0.03% increase in the average cost of interest-bearing checking accounts.

         Interest expense on FHLB advances decreased $22,000 to $696,000 for the three months ended December 31, 2004 from $718,000 for the same period in 2003. This decrease was due, in part, to a 0.30% reduction in the average cost of advances which declined to 4.65% for the three months ended December 31, 2004 from 4.95% for the same period in 2003. The impact on expense attributable to this decline in average cost was modestly offset by a $1.9 million increase in the average balance of advances to $59.9 million from $58.0 million for those same comparative periods. The lower average cost is primarily due to utilization of overnight line of credit borrowings and new term borrowings whose cost is less than those that matured or were prepaid by the Company during fiscal 2004.

         Net Interest Income. In total, net interest income for the three months ended December 31, 2004 increased by $357,000 or 15.1%, to $2.7 million from $2.4 million for the same period in 2003. For those same comparative periods, our net interest rate spread increased 0.11% to 2.32% from 2.21% while our net interest margin increased 0.12% to 2.63% from 2.51%.

         Provision for Loan Losses. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         The provision for loan losses totaled $41,000 for the three months ended December 31, 2004 equaling the provision for the three months ended December 31, 2003. Provisions for specific nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

         Using this methodology, incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied results in additional loss provisions. For the quarter ended December 31, 2004, total one-to-four family mortgages increased $439,000 or 0.17% while multi-family and commercial real estate loans increased $8.5 million or 19.7%, reflecting the majority of the Bank's net loan growth for the quarter. Commercial loans increased $47,000 or 11.8% and consumer loans decreased $27,000 or 3.7%. Home equity loans increased $686,000 or 6.4% while construction loans decreased $106,000 or 3.5%.

         In total, the allowance for loan losses as a percentage of gross loans outstanding increased 0.01% to 0.51% for the quarter ended December 31, 2004 from 0.50% for the prior fiscal year ended September 30, 2004. These ratios reflect allowance for loan loss balances of $1.6 million and $1.6 million, respectively. Furthermore, nonperforming loans as a percentage of gross loans was 0.18% at December 31, 2004 compared to 0.17% at September 30, 2004. As noted earlier, the level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Noninterest Income. Noninterest income decreased $33,000 to $247,000 for the three months ended December 31, 2004 compared to the same period in 2003. The decrease was primarily the result of a decline in other noninterest income totaling $33,000 due largely to reduced loan prepayment penalties and late charges. For these same comparative periods, gain on sale of held for sale loans also declined $6,000 as fewer longer term, fixed rate loans were originated and sold into the secondary market. Offsetting these decreases was a $9,000 increase in income from bank-owned life insurance policies resulting from higher policy balances held by the Company.

         Noninterest Expense. Noninterest expense increased $127,000, or 6.9% to $2.0 million for the three months ended December 31, 2004 from $1.8 million for the same period in 2003. The increase was primarily a result of higher expenses for salaries and benefits and other non-interest expense, offset by decreases in occupancy and equipment expense, data processing, and advertising.

         Salaries and employee benefits increased $87,000 or 7.8% to $1.2 million for the three months ended December 31, 2004 as compared to $1.1 million for the same period in 2003. A large portion of the increase resulted from comparatively higher management incentive plan expense in the current quarter when compared with the same period in 2003 when significant cutbacks in management incentive plan compensation resulted from corporate performance targets not being achieved. Additionally benefit plan premiums increased $10,000 to $106,000 for the three months ended December 31, 2004 from $96,000 for the same period in 2003. Offsetting these increases were decreases of $8,000 for personnel placement expenses and $9,000 in travel and related expenses.

         Occupancy and equipment expense decreased $19,000 to $205,000 for the three months ended December 31, 2004 as compared to $224,000 for the same period in 2003, primarily attributable to a $16,000 decrease in computer depreciation expense. Data processing costs also decreased $12,000 to $146,000 due to the absence in the current period of non recurring information technology conversion and upgrade expenses that were recognized during the year ago comparative period.

         Other noninterest expenses increased $78,000 for the three months ended December 31, 2004 as compared to the same period in 2003. Legal fees increased $40,000 to $75,000 for the three months ended December 31, 2004 from $35,000 for the same period in 2003. Much of the increase in legal fees is attributable to matters presented to shareholders at the Company's annual meeting held January 20, 2005. Additionally, professional and consulting fees, including auditing and accounting fees, increased $37,000 to $66,000 for the three months ended December 31, 2004 as compared to the same period in 2003 due largely to the Company's operation as a public company including costs associated with the Sarbanes-Oxley Act of 2002.

         Management expects benefit costs to increase as the Company implements the restricted stock and stock option plans approved by shareholders at the Company's annual meeting held on January 20, 2005. Additionally, management expects costs of complying with the Sarbanes-Oxley Act of 2002 to continue to grow. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes increased $61,000 for the three months ended December 31, 2004 from the same period in 2003. The effective tax rate was 37.3% and 38.9% for the three months ended December 31, 2004 and 2003, respectively. The modest decrease in the effective tax rate is primarily attributable to the Company's funding of American Savings Investment Corporation in November 2004, a wholly owned New Jersey investment subsidiary formed in August 2004 by American Savings Bank of NJ. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the State of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, increases in the Bank's balance of bank-owned life insurance, which generates tax exempt income from growth in the cash surrender value of policies, has also contributed to reductions in the Company's effective income tax rate.

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

         The Bank's short term liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investing activities, and to enhance its interest rate risk management.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2004, the total approved loan origination commitments outstanding amounted to $16.1 million. At the same date, unused lines of credit were $12.8 million and construction loans in process were $4.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at December 31, 2004 to borrow an additional $48.9 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $33.6 million at December 31, 2004, or 7.85% of total assets on that date. As of December 31, 2004, the Bank exceeded all capital requirements of the Office of Thrift Supervision. American Savings Bank of NJ's regulatory capital ratios at December 31, 2004 were as follows: core capital 7.96%; Tier 1 risk-based capital 14.89%; and total risk-based capital 15.59%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

Recent Regulatory and Accounting Developments

         FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Management is evaluating the future cost of options granted on January 20, 2005, subject to regulatory approval, that vest after adoption date. However, there will be no significant effect on financial position as total equity will not change.

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

(b) Changes in internal controls: In the quarter ended December 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

At December 31, 2004, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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


                               ASB Holding Company
                                   (Registrant)


Date: February 14, 2005        /s/Joseph Kliminski
                               ------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date: February 14, 2005        /s/Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer