Form 10QSB
period 2005-03-31
ASB HOLDING CO
filed 2005-05-13
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ___ to ___

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

                                Yes [ X ] No [ ]


As of May 13, 2005, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

Transitional Small Business Disclosure format (Check one):   Yes [ ]   No [ X ]

                               ASB HOLDING COMPANY

                                Table of Contents


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                                   3
                Notes to Financial Statements                                          8

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 10

     Item 3.    Controls and Procedures                                               23


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                     27
     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds           27
     Item 3.    Defaults Upon Senior Securities                                       27
     Item 4.    Submission of Matters to a Vote of Security Holders                   27
     Item 5.    Other Information                                                     27
     Item 6.    Exhibits                                                              28


FORM 10-QSB SIGNATURE PAGE                                                            29

CERTIFICATIONS

                                        2

ITEM 1.  FINANCIAL STATEMENTS

ASB Holding Company
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                          March 31,  September 30,
                                                                            2005        2004
                                                                            ----        ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                            $   2,383    $   2,256
     Interest-bearing deposits                                              2,458        5,778
                                                                        ---------    ---------
         Total cash and cash equivalents                                    4,841        8,034

Securities available-for-sale                                              75,992       89,495
Securities held-to-maturity (fair value: March 31, 2005 -
  $8,392; September 30, 2004 - $2,806)                                      8,526        2,794
Loans, net                                                                333,252      308,970
Loans held for sale                                                           302            -
Premises and equipment                                                      4,059        3,910
Federal Home Loan Bank stock, at cost                                       3,513        2,890
Cash surrender value of life insurance                                      7,375        6,242
Accrued interest receivable                                                 1,471        1,359
Other assets                                                                1,623        1,250
                                                                        ---------    ---------
     Total assets                                                       $ 440,954    $ 424,944
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                            $  24,093    $  22,599
         Interest-bearing                                                 303,950      300,117
                                                                        ---------    ---------
              Total deposits                                              328,043      322,716

     Advance payments by borrowers for taxes and insurance                  2,491        2,322
     Federal Home Loan Bank borrowings                                     68,263       57,491
     Accrued interest payable and other liabilities                         3,034        3,049
     Common stock in ESOP subject to contingent repurchase obligation         312           52

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized               -            -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                    555          555
     Additional paid-in capital                                            17,066       15,687
     Unearned ESOP shares                                                  (1,131)      (1,200)
     Unearned RSP shares                                                   (1,265)           -
     Retained earnings                                                     24,848       24,806
     Accumulated other comprehensive loss                                    (950)        (482)
     Amount reclassified on ESOP shares                                      (312)         (52)
                                                                        ---------    ---------
         Total stockholders' equity                                        38,811       39,314
                                                                        ---------    ---------
              Total liabilities and stockholders' equity                $ 440,954    $ 424,944
                                                                        =========    =========

     See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Income
(in thousands, except share data)
(unaudited)


                                                        Six Months        Three Months
                                                      Ended March 31,    Ended March 31,
                                                      ---------------    ---------------
                                                       2005     2004     2005     2004
                                                       ----     ----     ----     ----
Interest and dividend income
    Loan, including fees                              $8,483   $7,405   $4,345   $3,713
    Securities                                         1,450    1,587      711      837
    Federal funds sold and other                          61       25       33       14
                                                      ------   ------   ------   ------
       Total interest income                           9,994    9,017    5,089    4,564

Interest expense
    NOW and money market                                 206      109      108       52
    Savings                                            1,108    1,033      532      471
    Certificates of deposit                            1,705    1,458      896      709
    Federal Home Loan Bank advances                    1,404    1,428      707      710
                                                      ------   ------   ------   ------
       Total interest expense                          4,423    4,028    2,243    1,942
                                                      ------   ------   ------   ------

Net interest income                                    5,571    4,989    2,846    2,622

Provision for loan losses                                112       54       70       13
                                                      ------   ------   ------   ------

Net interest income after provision for loan losses    5,459    4,935    2,776    2,609

Noninterest income
    Deposit service fees and charges                     320      349      146      172
    Income from cash surrender value of
     life insurance                                      133      115       73       64
    Gain on sale of loans                                  1       21        -       14
    Other                                                 83       78       71       33
                                                      ------   ------   ------   ------
       Total noninterest income                          537      563      290      283

Noninterest expense
    Salaries and employee benefits                     2,545    2,344    1,335    1,220
    Occupancy and equipment                              409      441      204      217
    Data processing                                      293      334      148      177
    Advertising                                          140      129       76       58
    Federal deposit insurance                             22       24       11       13
    Other                                                702      497      380      254
                                                      ------   ------   ------   ------
       Total noninterest expense                       4,111    3,769    2,154    1,939
                                                      ------   ------   ------   ------

Income before provision for income taxes               1,885    1,729      912      953

Provision for income taxes                               691      668      328      366
                                                      ------   ------   ------   ------

Net income                                            $1,194   $1,061   $  584   $  587
                                                      ======   ======   ======   ======

Comprehensive income                                  $  726   $1,572   $  114   $  911
                                                      ======   ======   ======   ======

Earnings per share:

    Basic  and diluted                                $ 0.22   $ 0.20   $ 0.11   $ 0.11
                                                      ======   ======   ======   ======

     See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Stockholders' Equity
Six months ended March 31, 2005
(in thousands)
(unaudited)

                                                                                             Accu-
                                                                                             mulated
                                                                                             Other        Amount             Compre-
                                               Additional  Unearned   Unearned               Compre-    Reclassified         hensive
                                      Common    Paid-in      ESOP       RSP        Retained  hensive      On ESOP    Total    Income
                                       Stock    Capital     Shares     Shares      Earnings  Income        Shares    Equity   (Loss)
                                       -----    -------     ------     ------      --------  ------        ------    ------   ------
Balance at
  September 30, 2004                    $555     $15,687   $(1,200)  $      -     $24,806       $(482)      $ (52) $ 39,314

RSP stock grants                           -       1,332         -     (1,332)          -           -           -         0

RSP shares earned                          -           -         -         67           -           -           -        67

ESOP shares earned                         -          47        69          -           -           -           -       116

Cash dividends paid -
$0.75 per share                            -           -         -          -      (1,152)          -           -    (1,152)

Reclassification due to change
in fair value of common stock
in ESOP subject  to contingent
repurchase obligation                      -           -         -          -           -           -        (260)     (260)

Comprehensive income
  Net income                               -           -         -          -       1,194           -           -     1,194
  Change in unrealized gain on
  securities available-for-sale,
  net of taxes                             -           -         -          -           -        (468)          -      (468)
     Total  comprehensive
     income                                                                                                                   $726
                                        ----     -------   -------   --------     -------       -----       -----   -------   ====
Balance at
  March 31, 2005                        $555     $17,066   $(1,131)  $ (1,265)    $24,848       $(950)      $(312)  $38,811
                                        ====     =======   =======   ========     =======       =====       =====   =======

     See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                             Six Months Ended
                                                                                March 31,
                                                                             ----------------
                                                                             2005        2004
                                                                             ----        ----
Cash flows from operating activities
    Net income                                                            $  1,194    $  1,061
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                           180         216
       Net amortization of premiums and discounts                               66         175
       ESOP compensation expense                                               116         113
       RSP compensation expense                                                 67           -
       Provision for loan losses                                               112          54
       Increase in cash surrender value of life insurance                     (133)       (115)
       Gain on sale of loans                                                    (1)        (21)
       Proceeds from sales of loans                                            144       2,137
       Net change in loans held for sale                                      (302)         99
       Change in accrued interest receivable                                  (112)         17
       Change in other assets                                                 (104)        396
       Change in deferred income taxes                                         (20)          9
       Increase in other liabilities                                           (15)       (125)
                                                                          --------    --------
              Net cash from operating activities                             1,192       4,016

Cash flows from investing activities
    Net increase in loans receivable                                       (24,537)    (13,728)
    Purchases of securities held-to-maturity                                (6,227)       (756)
    Principal paydowns on securities held-to-maturity                          490         606
    Purchases of securities available-for-sale                                   -      (9,016)
    Calls of securities available-for-sale                                   2,000           -
    Principal paydowns on securities available-for-sale                     10,725      18,238
    Purchase of Federal Home Loan Bank stock                                (1,828)       (745)
    Redemption of Federal Home Loan Bank stock                               1,205       1,025
    Purchase of bank-owned life insurance                                   (1,000)          -
    Purchase of premises and equipment                                        (329)       (301)
                                                                          --------    --------
       Net cash from investing activities                                  (19,501)     (4,677)

Cash from financing activities
    Net increase in deposits                                                 5,327         970
    Net change in advance payments by borrowers for taxes and insurance        169         141
    Repayment of Federal Home Loan Bank of New York advances                (1,028)     (2,000)
    Net change in Federal Home Loan Bank of New York OLOC                   11,800       4,400
    Net proceeds from stock issuance                                             -      14,728
    Cash dividends paid                                                     (1,152)          -
    Refund of stock subscriptions received                                       -     (52,137)
                                                                          --------    --------
       Net cash from financing activities                                   15,116     (33,898)
                                                                          --------    --------

Net change in cash and cash equivalents                                     (3,193)    (34,559)

Cash and cash equivalents at beginning of period                             8,034      38,365
                                                                          --------    --------

Cash and cash equivalents at end of period                                $  4,841    $  3,806
                                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)
                                                                Six Months Ended
                                                                    March 31,
                                                                ----------------
                                                                   2005    2004
                                                                   ----    ----
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                   $4,422 $ 4,023
       Income taxes, net of refunds                                  910     626

Supplemental disclosures of non-cash investing transactions:
    Transfer stock subscriptions received and deposits to capital      -  14,728


     See accompanying notes to unaudited consolidated financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         ASB Holding Company is a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of American Savings Bank of NJ, which was previously owned by American Savings, MHC, a federally chartered mutual holding company. American Savings Bank of NJ converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was sold to any person other than American Savings, MHC. Currently, all of the outstanding stock of the Bank is held by ASB Holding Company. The MHC holds 70% of the outstanding stock of ASB Holding Company with the remaining 30% held by the public.

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Bank of New Jersey (formerly American Savings Bank of NJ) ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of March 31, 2005 and September 30, 2004 and for the three- and six-month periods ended March 31, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-QSB to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we", "us", or "our" refer to the Bank or Company, or both, as the context indicates. The Bank's name change to American Bank of New Jersey was effective March 31, 2005.

         The primary business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had limited activity to date.

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

         The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.


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

Note 3 - Earnings Per Share

         Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of commons shares outstanding during the period plus earned RSP shares less unearned ESOP shares.

The factors used in the earnings per share computation follow.

                                                                      Six Months Ended        Three Months Ended
                                                                          March 31,                March 31,
                                                                      ----------------        ------------------
                                                                    2005         2004         2005          2004
                                                                    ----         ----         ----          ----
                                                                                 (Dollars in thousands
                                                                                   except share data)
Basic
     Net income                                                   $    1,194   $    1,061   $      584   $      587

     Weighted average common
     shares
     outstanding                                                   5,438,940    5,424,565    5,441,730    5,426,209

     Basic earnings per common share                              $     0.22   $     0.20   $     0.11   $     0.11
                                                                  ==========   ==========   ==========   ==========

Diluted
     Net income                                                   $    1,194   $    1,061   $      584   $      587

         Weighted average common shares outstanding for basic
         earnings per common share                                 5,438,940    5,424,565    5,441,730    5,426,209

         Add:  Dilutive effects of assumed exercises of stock
         options                                                           -            -          206            -

         Add:  Dilutive effects of full vesting of stock awards
                                                                           -            -           52            -
                                                                  ----------   ----------   ----------   ----------

         Average shares and dilutive potential
         common shares                                             5,438,940    5,424,565    5,441,988    5,426,209
                                                                  ==========   ==========   ==========   ==========

     Diluted earnings per common share                            $     0.22   $     0.20   $     0.11   $     0.11
                                                                  ==========   ==========   ==========   ==========

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

         At March 31, 2005, the ESOP held 133,000 shares of the Company's common stock and 16,913 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of ASB Holding Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2005, this contingent repurchase obligation reduced stockholders' equity by $312,000.


Note 5 - Other Stock-Based Compensation

         At the annual meeting held on January 20, 2005, stockholders of ASB Holding Company approved the ASB Holding Company 2005 Stock Option Plan and the American Savings Bank of NJ 2005 Restricted Stock Plan. Subject to regulatory approval, 272,171 shares of common stock were made available under the 2005 Stock Option Plan of which all received regulatory approval for award. On January 20, 2005, 259,923 options were awarded with the remaining 12,248 shares awarded on May 6, 2005. Also subject to regulatory approval, 108,868 shares of common stock were made available under the 2005 Restricted Stock Plan of which 81,651 received regulatory approval for award. On January 20, 2005, 76,752 shares of restricted stock were awarded with the remaining 4,899 shares awarded on May 6, 2005.

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

         For accounting purposes, the Bank is recognizing compensation expense for shares of common stock awarded under the 2005 Restricted Stock Plan. Expense is being recognized over the vesting period of five years from the date of award at the fair market value of the shares on the date they were awarded.

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                      Six Months Ended    Three Months Ended
                                                                          March 31,           March 31,
                                                                      ----------------    ------------------
                                                                     2005         2004      2005      2004
                                                                     ----         ----      ----      ----
                                                                                 (Dollars in thousands
                                                                                   except share data)

Net income as reported                                            $   1,194   $   1,061   $   584   $   587

Deduct:  Stock-based compensation expense determined under fair
value based method                                                       54           -        54         -
                                                                  ---------   ---------   -------   -------

Pro forma net income                                              $   1,140   $   1,061   $   530   $   587
                                                                  =========   =========   =======   =======

Basic earnings per share as reported                              $    0.22   $    0.20   $  0.11   $  0.11
                                                                  =========   =========   =======   =======

Pro forma basic earnings per share                                $    0.21   $    0.20   $  0.10   $  0.11
                                                                  =========   =========   =======   =======

Diluted earnings per share as reported                            $    0.22   $    0.20   $  0.11   $  0.11
                                                                  =========   =========   =======   =======

Pro forma diluted earnings per share                              $    0.21   $    0.20   $  0.10   $  0.11
                                                                  =========   =========   =======   =======



The fair value of options  granted and pro forma effects are computed  using the
Black-Scholes  option  pricing  model,  using  the  following   weighted-average
assumptions as of grant date.

                                                                    Six Months Ended      Three Months Ended
                                                                        March 31,             March 31,
                                                                    ----------------      ------------------
                                                                      2005      2004        2005      2004
                                                                      ----      ----        ----      ----
Risk free interest rate                                               3.67%        -        3.67%        -

Expected option life                                                   5.0         -         5.0         -

Expected stock price volatility                                      22.00%        -       22.00%        -

Dividend yield                                                        0.00%        -        0.00%        -

Weighted average fair value of options granted during year         $  4.75         -     $  4.75         -
                                                                   =======      ====     =======      ====

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

         The Company continued to realize improvement in its net interest margin through the first six months of fiscal 2005 when compared with that reported for fiscal 2004. The Company realized an 11 basis point increase in its yield on earning assets from 4.69% for the year ended September 30, 2004 to 4.80% for the six months ended March 31, 2005. This increase was attributable to a 15 basis point increase in the yield on investment securities and a 74 basis point increase in the yield on interest-bearing deposits and other earning assets. These increases were offset by a 6 basis point decline in the yield on loans for the six months ended March 31, 2005 as compared to the yield on loans for fiscal 2004. Offsetting this overall improvement in earning assets yields was a 2 basis point increase in the cost of interest-bearing liabilities from 2.41% to 2.43%. This increase resulted, in part, from a 10 basis point increase in the cost of interest-bearing deposits. This increase was offset by a 22 basis point decrease in the cost of borrowings due largely to increased utilization of overnight borrowings. In total, the Company's net interest margin improved by 7 basis points to 2.67% for the six months ended March 31, 2005 from 2.60% for fiscal 2004.

         Our results of operations also depend on our provision for loan losses, noninterest income, and noninterest expense. Non-performing loans as a percentage of total assets have declined to 0.08% of total assets at March 31, 2005 from 0.12% of total assets at September 30, 2004. Consequently, loan loss provisions in the current year resulted primarily from the overall growth in portfolio loans.

         Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.25% for the six months ended March 31, 2005 - a reduction of 2 basis points from 0.27% for fiscal 2004. A portion of this decrease is attributable to overall growth in average earning assets outpacing that of fee income from deposits and loans.

         Gains and losses on sale of loans, excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company retains in the portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions.

         Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Generally, certain operating costs have increased since the Company's initial public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 than had been recorded in earlier years. This trend is expected to continue as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its minority stock offering. Much of this increase is attributable to the implementation of an employee stock ownership plan benefit that did not exist prior to the offering. More recently, benefit costs have increased as the Company implements the restricted stock and stock option plans approved by shareholders at the Company's annual meeting held on January 20, 2005.

         Excluding penalties for prepayment of borrowed funds, annualized noninterest expense as a percentage of average assets totaled 1.91% for the six months ended March 31, 2005 - an increase of 2 basis points from 1.89% for fiscal 2004. In part, this increase is attributable to the implementation of the restricted stock plan benefits noted above. Additionally, the Company is also recording higher consulting and professional fees associated with evaluating and executing the Company's balance sheet growth and diversification strategies.

         In relation to the rate of balance sheet growth, these sharp increases in compensation, benefit and professional service costs have been partially offset by slower increases - as well as reductions - in other noninterest expenses. For the six months ended March 31, 2005, both occupancy and equipment and data processing costs have been reduced from both a dollar and percentage of average assets perspective when compared with fiscal 2004. Together, reductions in these expenses totaled 0.04% which offset the 0.06% combined increase in all other noninterest expenses for the same period. In large part, these reductions result from reduced depreciation and core processing expenses and the absence in the current period of certain non-recurring charges associated with information technology infrastructure upgrades that were performed in fiscal 2004.

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

         In total, our return on average assets increased 1 basis point to 0.55% for the six months ended March 31, 2005 from 0.54% for fiscal 2004 while return on average equity increased 45 basis points to 6.22% from 5.77%. In a stable interest rate environment, we expect that our net interest margin will continue to stabilize at the levels reported in the latter half of fiscal 2004 and the first half of fiscal 2005. However, our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, notwithstanding the earning asset yield improvement during fiscal 2004 and to date in 2005 which resulted from interest rates rising from their historical lows, continued increases in interest rates from current levels could trigger increases in the Bank's cost of interest-bearing liabilities that outpace increases, if any, in its yield on earning assets causing further net interest margin compression. This risk is particularly noteworthy given the Bank's substantial net growth in non-maturity deposits over the past three years. Like many banks, we were successful in growing deposits while interest rates decreased to their historical lows. However, our ability to retain and grow such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, is only now beginning to be tested.

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


Comparison of Financial Condition at March 31, 2005 and September 30, 2004

         Our total assets increased by $16.1 million, or 3.8%, to $441.0 million at March 31, 2005 from $424.9 million at September 30, 2004. The increase reflected growth in loans receivable, net and securities held to maturity offset by declines in interest-bearing deposits and securities available for sale. Loans receivable, net increased by $24.3 million, or 7.9%, to $333.3 million at March 31, 2005 from $309.0 million at September 30, 2004. Our increase in loans resulted from a high volume of multi-family and commercial real estate and one-to four-family mortgage loan originations.

         The following table compares the composition of the loan portfolio by loan type as a percentage of total assets at March 31, 2005 and September 30, 2004. Amounts reported exclude allowance for loan losses and net deferred origination costs.

                                  March 31, 2005             September 30, 2004
                                  --------------             ------------------
                                              (Dollars in thousands)
                                           Percent of                Percent of
Type of Loans                   Amount    Total Assets     Amount   Total Assets
-------------                   ------    ------------     ------   ------------
Construction                    $3,913          0.89%   $  3,075          0.72%
1/1 and 3/3 ARMs                 5,550          1.26%      1,800          0.42%
3/1 and 5/1 ARMs               101,718         23.07%     89,694         21.11%
5/5 and 10/10 ARMs              35,122          7.96%     24,619          5.79%
7/1 and 10/1 ARMs                1,754          0.40%      1,675          0.40%
15 year fixed or less          111,504         25.29%    112,238         26.41%
Greater than 15 year fixed      62,092         14.08%     64,702         15.23%
Home equity lines of credit     11,249          2.55%     10,666          2.51%
Consumer                           701          0.16%        746          0.18%
Commercial                         663          0.15%        398          0.09%
                              --------         -----    --------         -----

Total                         $334,266         75.81%   $309,613         72.86%
                              ========         =====    ========         =====

          Securities classified as available-for-sale decreased $13.5 million, or 15.1%, to $76.0 million at March 31, 2005 from $89.5 million at September 30, 2004 as the Bank continued to reinvest cash flows from the securities portfolio into loans rather than back into the securities portfolio. Cash and cash equivalents decreased by $3.2 million, or 40%, to $4.8 million at March 31, 2005 from $8.0 million at September 30, 2004 to provide funding for loan growth. These decreases were partially offset by an increase in securities held to maturity of $5.7 million or 203.6% to $8.5 million at March 31, 2005 from $2.8 million at September 30, 2004.

         The following table compares the composition of the Company's securities portfolio by security type as a percentage of total assets at March 31, 2005 and September 30, 2004. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

                                  March 31, 2005             September 30, 2004
                                  --------------             ------------------
                                              (Dollars in thousands)
                                           Percent of                Percent of
Type of Security                Amount    Total Assets     Amount   Total Assets
----------------                ------    ------------     ------   ------------
Fixed rate MBS                 $14,565        3.30%       $15,923       3.75%
ARM MBS                          9,142        2.07%         8,755       2.06%
Fixed rate CMO                  35,184        7.99%        43,982      10.36%
Floating rate CMO                3,150        0.71%           435       0.10%
ARM mutual fund                 10,000        2.27%        10,000       2.35%
Fixed rate agency debentures    13,997        3.17%        13,997       3.29%
                               -------       -----        -------      -----

Total                          $86,038       19.51%       $93,092      21.91%
                               =======       =====        =======      =====

         Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.54 years and 2.23 years at March 31, 2005 and September 30, 2004, respectively. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would hypothetically extend to 3.13 years and 3.12 years at March 31, 2005 and September 30, 2004, respectively.

         Total deposits increased by $5.3 million, or 1.6%, to $328 million at March 31, 2005 from $322.7 million at September 30, 2004. The increase was primarily due to increases in certificates of deposit and non interest-bearing deposits, partially offset by a decline in savings deposits and interest-bearing checking deposits. Certificates of deposit accounts increased $17.3 million or 14.7% to $135.3 million. Savings deposits decreased by $8.8 million, or 6.1% to $134.6 million. Checking deposits, including demand, NOW and money market checking accounts, decreased $3.2 million or 5.2% to $58.1 million.

         The following table compares the composition of the deposit portfolio by category as a percentage of total assets at March 31, 2005 with that of September 30, 2004.

                                  March 31, 2005             September 30, 2004
                                  --------------             ------------------
                                              (Dollars in thousands)
                                           Percent of                Percent of
Deposit category                Amount    Total Assets     Amount   Total Assets
----------------                ------    ------------     ------   ------------
Money market checking         $ 20,367         4.62%     $ 25,834         6.08%
Other checking                  37,744         8.56%       35,461         8.34%
Money market savings            38,804         8.80%       44,880        10.56%
Other savings                   95,833        21.73%       98,521        23.18%
Certificates of deposit        135,295        30.68%      118,020        27.78%
                              --------        -----      --------        -----

Total                         $328,043        74.39%     $322,716        75.94%
                              ========        =====      ========        =====

         FHLB advances increased $10.8 million, or 18.8%, to $68.3 million at March 31, 2005 from $57.5 million at September 30, 2004. The net increase of $10.8 was comprised of $11.8 million drawn on an overnight line of credit which replaced $1.0 million of maturing fixed rate advances and $28,000 of amortization on fixed rate amortizing advances.

         The following table compares the composition of the borrowing portfolio by remaining term to maturity at March 31, 2005 and September 30, 2004.
Scheduled   principal   payments  on  amortizing   borrowings  are  reported  as
maturities.

                                  March 31, 2005             September 30, 2004
                                  --------------             ------------------
                                              (Dollars in thousands)
                                           Percent of                Percent of
Remaining Term                  Amount    Total Assets     Amount   Total Assets
--------------                  ------    ------------     ------   ------------
Overnight                      $14,500        3.29%       $ 2,700        0.64%
One year or less                 2,057        0.47%         1,057        0.25%
One to two years                 9,061        2.05%         8,060        1.90%
Two to three years               6,064        1.38%         8,062        1.90%
Three to four years             14,068        3.19%        12,065        2.84%
Four to five years               7,513        1.70%         7,547        1.77%
More than five years            15,000        3.40%        18,000        4.23%
                               -------       -----        -------       -----

Total                          $68,263       15.48%       $57,491       13.53%
                               =======       =====        =======       =====

         Equity decreased $503,000, or 1.3%, to $38.8 million at March 31, 2005 from $39.3 million at September 30, 2004. The decrease reflects a special cash dividend paid of $1.2 million, offset by net income of $1.2 million for the six months ended March 31, 2005. In addition, the amount reclassified on ESOP shares increased $260,000 due to a change in the fair value and the number of shares of common stock in the ESOP subject to a contingent repurchase obligation as discussed above.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

         General. Net income for the three months ended March 31, 2005 was $584,000, a decrease of $3,000, or 0.5% from the same period in 2004. The decrease in net income resulted from increases in noninterest expense and the provision for loan losses, offset by an increase in net interest income and noninterest income coupled with a decrease in the provision for income taxes.

         Interest Income. Total interest income increased 11.4% or $525,000 to $5.1 million for the three months ended March 31, 2005, from $4.6 million for the same period in 2004. For those same comparative periods, the average yield on interest-earning assets increased 9 basis points to 4.85% from 4.76% while the average balance of interest-earning assets increased $36.1 million or 9.4% to $419.8 million from $383.7 million.

         Interest income on loans increased $632,000 or 17.8%, to $4.3 million for the three months ended March 31, 2005 from $3.7 million for the same period in 2004. This increase was due, in part, to a $51.4 million increase in the average balance of loans receivable to $324.4 million for the quarter ended March 31, 2005 from $273 million for same period in 2004. The impact on interest income attributable to this growth more than offset the 8 basis points decrease in the average yield on loans which declined to 5.36% from 5.44% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand.

         The rise in interest income on loans was offset by lower interest income on securities, which decreased $126,000 to $711,000 for the three months ended March 31, 2005 from $837,000 for the same period in 2004. The decrease was due, in part, to a $16.4 million decline in the average balance of investment securities to $88.5 million for the three months ended March 31, 2005 from $104.9 million for the same period in 2004. The impact on interest income attributable to this decline was partly offset by a 2 basis point increase in the average yield on securities which grew to 3.21% from 3.19% for those same comparative periods. This increase in yield primarily resulted from slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

         Further, interest income on federal funds sold and other interest-bearing deposits increased $19,000 to $33,000 for the quarter ended March 31, 2005 from $14,000 for the same period in 2004. This increase was due, in part, to an increase of $1.2 million in the average balance of these assets to $6.9 million for the quarter ended March 31, 2005 from $5.7 million for the same period in 2004. The impact on interest income attributable to this growth was further augmented by a 95 basis point rise in the average yield on these assets resulting from a rise in short term interest rates. Yields on these assets increased to 1.92% from 0.97% for those same comparative periods.

         Interest Expense. Total interest expense increased by $301,000 or 15.8% to $2.2 million for the three months ended March 31, 2005 from $1.9 million for the same period in 2004. For those same comparative periods, the average cost of interest-bearing liabilities increased 9 basis points to 2.44% from 2.35% while the average balance of interest-bearing liabilities increased $36 million or 10.9% to $367.2 million from $331.2 million.

         Interest expense on deposits increased $304,000 or 25% to $1.5 million for the three months ended March 31, 2005 from $1.2 million for the same period in 2004. This increase was due, in part, to a $33.9 million increase in the average balance of interest bearing deposits to $303.6 million for the quarter ended March 31, 2005 from $269.7 million for the same period in 2004. The components of this net increase for the comparative periods include an increase of $11.4 million or 9.8% in the average balance of certificates of deposit, a $7.3 million or 5.5% increase in the average balance of savings accounts and a $15.2 million or 69.1% increase in the average balance of interest-bearing checking accounts.

         The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 19 basis point increase in the average cost of interest-bearing deposits to 2.02% for the three months ended March 31, 2005 from 1.83% for the same period in 2004. The components of this increase for the comparative periods includes a 37 basis point increase in the average cost of certificates of deposit, a 10 basis point increase in the average cost of savings accounts and a 22 basis point increase in the average cost of interest-bearing checking accounts.

         Interest expense on FHLB advances decreased $3,000 to $707,000 for the three months ended March 31, 2005 from $710,000 for the same period in 2004. This decrease was due, in part, to a 16 basis point reduction in the average cost of advances which declined to 4.45% for the three months ended March 31, 2005 from 4.61% for same period in 2004. The impact on expense attributable to this decline in average cost was modestly offset by a $2.1 million increase in the average balance of advances to $63.7 million from $61.6 million for those same comparative periods. The lower average cost is primarily due to utilization of overnight line of credit borrowings and new term borrowings whose cost is less than those that matured or were prepaid by the Company during fiscal 2004.

         Net Interest Income. In total, net interest income for the three months ended March 31, 2005 increased by $224,000 or 8.6%, to $2.8 million from $2.6 million for the same period in 2004. For those same comparative periods, our net interest rate spread remained stable at 2.41% while our net interest margin decreased 2 basis points to 2.71% from 2.73%.

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

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         The provision for loan losses totaled $70,000 for the three months ended March 31, 2005 representing an increase of $57,000 over the same comparative period in 2004. Provisions for specific nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

         Using this methodology, incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied results in additional loss provisions. For the quarter ended March 31, 2005, total gross loan balances, excluding the allowance for loan loss, grew $15.1 million or 4.73%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $10.2 million, increases in multi-family and commercial real estate loans totaling $3.7 million, and net growth in disbursed balances of construction loans totaling $950,000.

         By comparison, loan growth for the quarter ended March 31, 2004 totaled $3.4 million or $11.7 million less than the same comparative period this year. The growth in this prior comparative period was primarily comprised of an increase in one-to-four family mortgages totaling $4.8 million, offset by net decreases in multi-family and commercial real estate loans, consumer loans and commercial loans totaling $1.4 million.

         In total, the allowance for loan losses as a percentage of gross loans outstanding decreased 2 basis points to 0.50% at March 31, 2005 from 0.52% at March 31, 2004. These ratios reflect allowance for loan loss balances of $1.7 million and $1.4 million, respectively. Furthermore, nonperforming loans as a percentage of gross loans was 0.11% at March 31, 2005 compared to 0.13% at March 31, 2004. As noted earlier, the level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Noninterest Income. Noninterest income increased $7,000 to $290,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily the result of a $38,000 increase in other noninterest income due to a rise in loan prepayment penalties and late charges. For these same comparative periods, income from cash surrender value of life insurance increased $9,000 from $64,000 for the quarter ended March 31, 2004 to $73,000 for the same quarter ended this year resulting from higher policy balances held by the Company. Offsetting these increases was a $14,000 decline in gain on sale of held for sale loans as fewer long term, fixed rate loans were originated and sold into the secondary market. In addition, deposit service fees and charges declined $26,000 for the same comparative periods primarily attributable to reduced customer utilization of deposit services introduced in 2004.

         Noninterest Expense. Noninterest expense increased $215,000, or 11.3% to $2.2 million for the three months ended March 31, 2005 from $1.9 million for the same period in 2004. The increase was primarily a result of higher expenses for salaries and benefits, advertising and other non-interest expense, offset by decreases in occupancy and equipment expense, data processing, and federal deposit insurance expense.

         Salaries and employee benefits increased $115,000 or 9.4% to $1.3 million for the three months ended March 31, 2005 as compared to $1.2 million for the same period in 2004. A large portion of the increase was due to $67,000 in restricted stock plan benefit expense arising from the implementation of the plan during the current quarter. Additionally, salaries and wages, including bonus and payroll taxes, increased $41,000 due largely to annual increases in employee compensation.

         Occupancy and equipment expense decreased $13,000 to $204,000 for the three months ended March 31, 2005 as compared to $217,000 for the same period in 2004. This decrease is primarily attributable to a $21,000 decrease in computer depreciation expense. For the same comparative periods, data processing costs also decreased $29,000 from $177,000 to $148,000 due to the absence in the current period of non recurring information technology conversion and upgrade expenses that were recognized during 2004.

         Other noninterest expenses increased $126,000 or 49.6% for the three months ended March 31, 2005 as compared to the same period in 2004. Legal fees increased $44,000 to $81,000 for the three months ended March 31, 2005 from $37,000 for the same period in 2004. A portion of the increase in legal fees is attributable to matters presented to shareholders at the Company's annual meeting held January 20, 2005. Additionally, professional and consulting fees, including auditing and accounting fees, increased $53,000 to $99,000 for the three months ended March 31, 2005 as compared to the same period in 2004. A portion of this increase is attributable to the Company's operation as a public company including implementation costs associated with the Sarbanes-Oxley Act of 2002. Other increases in both legal and professional and consulting fees are attributable to ongoing evaluation and implementation of growth and diversification strategies relating to the execution of the Company's business plan.

         Notwithstanding these increases mentioned above, management expects ongoing compliance costs of the Sarbanes-Oxley Act of 2002 to continue to grow. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes decreased $38,000 for the three months ended March 31, 2005 from the same period in 2004. The effective tax rate was 36.0% and 38.4% for the three months ended March 31, 2005 and 2004, respectively. The modest decrease in the effective tax rate is primarily attributable to the Bank's funding of American Savings Investment Corp. in November 2004, a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the State of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, increases in the Bank's balance of bank-owned life insurance, which generates tax exempt income from growth in the cash surrender value of policies, has also contributed to reductions in the Company's effective income tax rate.

Comparison of Operating Results for the Six Months Ended March 31, 2005 and March 31, 2004

         General. Net income for the six months ended March 31, 2005 was $1.2 million, an increase of $133,000, or 12.5% from the same period in 2004. The increase in net income resulted from an increase in net interest income partially offset by a decrease in noninterest income, an increase in noninterest expense and an increase in the provision for income taxes.

         Interest Income. Total interest income increased 10.8% or $977,000 to $10.0 million for the six months ended March 31, 2005, from $9.0 million for the same period in 2004. For those same comparative periods, the average yield on interest-earning assets increased 8 basis points to 4.80% from 4.72% while the average balance of interest-earning assets increased $32.4 million or 8.4% to $416.7 million from $384.3 million.

         Interest income on loans increased $1.1 million or 14.6%, to $8.5 million for the six months ended March 31, 2005 from $7.4 million for the same period in 2004. This increase was due, in part, to a $47.8 million increase in the average balance of loans receivable to $318.5 million for the six months ended March 31, 2005 from $270.7 million for same period in 2004. The impact on interest income attributable to this growth more than offset the 14 basis point decrease in the average yield on loans which declined to 5.33% from 5.47% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong demand.

         The rise in interest income on loans was offset by lower interest income on securities, which decreased $137,000 to $1.5 million for the six months ended March 31, 2005 from $1.6 million for the same period in 2004. The decrease was due primarily to a $16.4 million decline in the average balance of investment securities to $91.1 million for the six months ended March 31, 2005 from $107.5 million for the same period in 2004. The impact on interest income attributable to this decline was offset by a 23 basis point increase in the average yield on securities which grew to 3.18% from 2.95% for those same comparative periods. This increase in yield primarily resulted from slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

         Further, interest income on federal funds sold and other interest-bearing deposits increased $36,000 to $61,000 for the six months ended March 31, 2005 from $25,000 for the same period in 2004. This increase was due, in part, to an increase of $1.1 million in the average balance of these assets to $7.1 million for the six months ended March 31, 2005 from $6.0 million for the same period in 2004. The impact on interest income attributable to this growth was augmented by an 89 basis point rise in the average yield on these assets which increased to 1.72% from 0.83% for those same comparative periods.

         Interest Expense. Total interest expense increased by $395,000 or 9.80% to $4.4 million for the six months ended March 31, 2005 from $4.0 million for the same period in 2004. For those same comparative periods, the average cost of interest-bearing liabilities remained stable at 2.43% while the average balance of interest-bearing liabilities increased $31.9 million or 9.6% to $363.6 million from $331.7 million.

         Interest expense on deposits increased $419,000 or 16.1% to $3.0 million for the six months ended March 31, 2005 from $2.6 million for the same period in 2004. This increase was due, in part, to a $29.9 million increase in the average balance of interest-bearing deposits to $301.8 million for the six months ended March 31, 2005 from $271.9 million for the same period in 2004. The components of this net increase for the comparative periods include an increase of $5.2 million or 4.4% in the average balance of certificates of deposit, a $9.2 million or 7.0% increase in the average balance of savings accounts and a $15.4 million or 70.3% increase in the average balance of interest-bearing checking accounts.

         The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 9 basis point increase in the average cost of interest-bearing deposits which rose to 2.00% for the six months ended March 31, 2005 from 1.91% for the same period in 2004. The components of this net decrease for the comparative periods includes a 30 basis point increase in the average cost of certificates of deposit, and a 12 basis point increase in the average cost of interest-bearing checking accounts. The cost of savings deposits remained stable at 1.57% for the same comparative periods.

         Interest expense on FHLB advances decreased $24,000 to $1,404,000 for the six months ended March 31, 2005 from $1,428,000 for the same period in 2004. This decrease was due, in part, to a 24 basis point reduction in the average cost of advances which declined to 4.54% for the six months ended March 31, 2005 from 4.78% for the same period in 2004. The impact on expense attributable to this decline in average cost was partially offset by a $2.0 million increase in the average balance of advances to $61.8 million from $59.8 million for those same comparative periods. The lower average cost is primarily due to utilization of overnight line of credit borrowings and new term borrowings whose cost is less than those that matured or were prepaid by the Company during fiscal 2004.

         Net Interest Income. In total, net interest income for the six months ended March 31, 2005 increased by $582,000 or 11.7%, to $5.6 million from $5.0 million for the same period in 2004. For those same comparative periods, our net interest rate spread increased 10 basis points to 2.36% from 2.26% while our net interest margin increased 7 basis points to 2.67% from 2.60%.

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

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         The provision for loan losses totaled $112,000 for the six months ended March 31, 2005 representing an increase of $58,000 over the same comparative period in 2004. Provisions for specific nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than two years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

         Using this methodology, incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied results in additional loss provisions. For the six months ended March 31, 2005, total gross loan balances, excluding the allowance for loan loss, grew $24.6 million or 8.0%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $10.7 million, increases in multi-family and commercial real estate loans totaling $12.3 million, and net growth in disbursed balances of construction loans totaling $845,000.

         By comparison, loan growth for the six months ended March 31, 2004 totaled $11.3 million or $13.3 million less than the same comparative period this year. The growth in this prior comparative period was primarily comprised of net increases in one-to-four family mortgages and home equity lines of credit totaling $12.6 million, a decrease in multi-family and commercial real estate loans totaling $830,000, and net growth in disbursed balances of construction loans totaling $145,000.

         In total, the allowance for loan losses as a percentage of gross loans outstanding decreased 2 basis points to 0.50% at March 31, 2005 from 0.52% at March 31, 2004. These ratios reflect allowance for loan loss balances of $1.7 million and $1.4 million, respectively. Furthermore, nonperforming loans as a percentage of gross loans was 0.11% at March 31, 2005 compared to 0.13% at March 31, 2004. As noted earlier, the level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Noninterest Income. Noninterest income decreased $26,000 to $537,000 for the six months ended March 31, 2005 compared to the same period in 2004. The decrease was primarily the result of a decline in deposit service fees and charges totaling $29,000 largely due to reduced customer utilization of deposit services introduced in the prior fiscal year. For these same comparative periods, gain on sale of held for sale loans also declined $20,000 as fewer long term, fixed rate loans were originated and sold into the secondary market. Offsetting these decreases was an $18,000 increase in income from bank-owned life insurance policies resulting from higher policy balances held by the Company and an increase of $5,000 in other noninterest income.

         Noninterest Expense. Noninterest expense increased $342,000, or 9.1% to $4.1 million for the six months ended March 31, 2005 from $3.8 million for the same period in 2004. The increase was primarily a result of higher expenses for salaries and benefits, advertising and other non-interest expense, offset by decreases in occupancy and equipment expense, data processing, and federal deposit insurance expense.

         Salaries and employee benefits increased $201,000 or 8.6% to $2.5 million for the six months ended March 31, 2005 as compared to $2.3 million for the same period in 2004. A large portion of the increase was due to $67,000 in restricted stock plan expense arising from the implementation of the plan during the current fiscal year. Additionally, salaries and wages including bonus and payroll taxes, increased $134,000. Of this increase, $75,000 is due to comparatively higher management incentive plan expense in the current quarter when compared with the same period in 2004 when significant cutbacks in management incentive plan compensation resulted from corporate performance targets not being achieved. The remaining increase of $59,000 is primarily attributable annual increases in employee compensation

         Occupancy and equipment expense decreased $32,000 to $409,000 for the six months ended March 31, 2005 as compared to $441,000 for the same period in 2004. This decrease is primarily attributable to a $37,000 decrease in computer depreciation expense. For the same comparative periods, data processing costs also decreased $41,000 to $293,000 due to the absence in the current period of non recurring information technology conversion and upgrade expenses that were recognized during 2004.

         Other noninterest expenses increased $205,000 or 41.3% for the six months ended March 31, 2005 as compared to the same period in 2004. Legal fees increased $84,000 to $156,000 for the six months ended March 31, 2005 from $72,000 for the same period in 2004. A portion of the increase in legal fees is attributable to matters presented to shareholders at the Company's annual meeting held January 20, 2005. Additionally, professional and consulting fees, including auditing and accounting fees, increased $89,000 to $166,000 for the six months ended March 31, 2005 as compared to the same period in 2004. A portion of this increase is due largely to the Company's operation as a public company including implementation costs associated with the Sarbanes-Oxley Act of 2002. Other increases in both legal and professional and consulting fees are attributable to ongoing evaluation and implementation of growth and diversification strategies relating to the execution of the Company's business plan.

         Notwithstanding these increases mentioned above, management expects ongoing compliance costs of the Sarbanes-Oxley Act of 2002 to continue to grow. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes increased $23,000 for the six months ended March 31, 2005 from the same period in 2004. The effective tax rate was 36.6% and 38.6% for the six months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate is primarily attributable to the Bank's funding of American Savings Investment Corp. in November 2004, a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the State of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, increases in the Bank's balance of bank-owned life insurance, which generates tax exempt income from growth in the cash surrender value of policies, has also contributed to reductions in the Company's effective income tax rate.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2005, the total approved loan origination commitments outstanding amounted to $16.0 million. At the same date, unused lines of credit were $13.2 million and construction loans in process were $4.2 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at March 31, 2005 to borrow an additional $41.0 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $33.9 million at March 31, 2005, or 7.76% of total assets on that date. As of March 31, 2005, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2005 were as follows: core capital 7.96%; Tier 1 risk-based capital 14.64%; and total risk-based capital 15.34%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

Recent Regulatory and Accounting Developments

         FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Notwithstanding options granted in the future, management has evaluated the pro forma cost of the options granted on January 20, 2005. The pro forma cost and impact on earnings per share are presented in Note 5 Other
Stock-Based Compensation. However, there will be no significant effect on financial position for options that vest after adoption date as total equity will not change.

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

     (b) Changes in internal controls: In the quarter ended March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

At March 31, 2005, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Stockholder's Meeting (the Meeting) held on January 20, 2005, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

                                                       For              Withheld
                                                       ---              --------
           Stanley Obal..............................5,303,162           13,690
           Vincent S. Rospond........................5,238,322           78,530

Directors  whose terms of office as a director  continued after the meeting are:
W. George Parker, H. Joseph North, Joseph Kliminski, Robert A. Gaccione and James H. Ward, III.

At the Meeting, the shareholders also approved the ASB Holding Company 2005 Stock Option Plan. The votes cast for and against and the number of abstentions and broker non-votes were as follows:

           For              Against          Abstain        Non-Vote
           ---              -------          -------        --------
           4,593,201        142,787           8,976         571,888

At the Meeting, the shareholders also approved the American Bank of New Jersey 2005 Restricted Stock Plan. The votes cast for and against and the number of abstentions and broker non-votes were as follows:

           For              Against          Abstain        Non-Vote
           ---              -------          -------        --------
           4,582,083        145,885          17,056         571,888

At the Meeting, the shareholders also ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2005. The votes cast for and against and the number of abstentions were as follows:

           For              Against          Abstain
           ---              -------          -------
           5,300,420         10,042           6,390


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


                               ASB Holding Company
                               (Registrant)


Date: May 13, 2005             /s/Joseph Kliminski
                               -------------------------------------------------
                               Joseph Kliminski
                               President and Chief Executive Officer


Date: May 13, 2005             /s/Eric B. Heyer
                               -------------------------------------------------
                               Eric B. Heyer
                               Senior Vice President and Chief Financial Officer