Form 10-Q
period 2005-06-30
ASB HOLDING CO
filed 2005-08-15
CIK 1230833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

     [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-31789

                               ASB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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


                                 (973) 748-3600
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

                                Yes [ ] No [ X ]

As of August 12, 2005, there were 5,554,500 outstanding shares of the Registrant's Common Stock.

                               ASB HOLDING COMPANY

                                Table of Contents


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                                                          3
                Notes to Financial Statements                                                                 9

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                        13

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   27

     Item 4.    Controls and Procedures                                                                      30

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                            31
     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  31
     Item 3.    Defaults Upon Senior Securities                                                              31
     Item 4.    Submission of Matters to a Vote of Securities Holders                                        31
     Item 5.    Other Information                                                                            31
     Item 6.    Exhibits                                                                                     31


FORM 10-Q SIGNATURE PAGE                                                                                     32

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS

ASB Holding Company
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                                    June 30,         September 30,
                                                                                      2005               2004
                                                                                      ----               ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                       $      2,352    $      2,256
     Interest-bearing deposits                                                            6,335           5,778
                                                                                   ------------    ------------
         Total cash and cash equivalents                                                  8,687           8,034

Securities available-for-sale                                                            68,682          89,495
Securities held-to-maturity (fair value: June 30, 2005 -
  $8,162; September 30, 2004 - $2,806)                                                    8,251           2,794
Loans, net                                                                              338,856         308,970
Loans held for sale                                                                         675               -
Premises and equipment                                                                    4,133           3,910
Federal Home Loan Bank stock, at cost                                                     3,303           2,890
Cash surrender value of life insurance                                                    7,442           6,242
Accrued interest receivable                                                               1,494           1,359
Other assets                                                                              1,725           1,250
                                                                                   ------------    ------------
     Total assets                                                                  $    443,248    $    424,944
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                       $     26,259    $     22,599
         Interest-bearing                                                               305,132         300,117
                                                                                   ------------    ------------
              Total deposits                                                            331,391         322,716

     Advance payments by borrowers for taxes and insurance                                2,610           2,322
     Federal Home Loan Bank borrowings                                                   66,049          57,491
     Accrued interest payable and other liabilities                                       3,486           3,049
     Common stock in ESOP subject to contingent repurchase obligation                       427              52

Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized                             -               -
     Common stock, $.10 par value; 20,000,000 shares
       authorized; 5,554,500 shares issued and outstanding                                  555             555
     Additional paid-in capital                                                          17,187          15,687
     Unearned ESOP shares                                                                (1,097)         (1,200)
     Unearned RSP shares                                                                 (1,283)              -
     Retained earnings                                                                   25,023          24,806
     Accumulated other comprehensive loss                                                  (673)           (482)
     Amount reclassified on ESOP shares                                                    (427)            (52)
                                                                                   -------------   -------------
         Total stockholders' equity                                                      39,285          39,314
                                                                                   ------------    ------------
              Total liabilities and stockholders' equity                           $    443,248    $    424,944
                                                                                   ============    ============

      See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Statements of Income
(in thousands, except share data)
(unaudited)

                                                                 Nine Months                Three Months
                                                                Ended June 30,              Ended June 30,
                                                           ------------------------    ------------------------
                                                              2005          2004           2005          2004
                                                           ------------------------    ------------------------
Interest and dividend income
    Loan, including fees                                   $   12,985    $   11,098    $    4,502    $    3,693
    Securities                                                  2,121         2,350           671           762
    Federal funds sold and other                                  111            41            50            16
                                                           ----------    ----------    ----------    ----------
       Total interest income                                   15,217        13,489         5,223         4,471

Interest expense
    NOW and money market                                          312           158           106            50
    Savings                                                     1,599         1,557           490           523
    Certificates of deposit                                     2,811         2,158         1,106           699
    Federal Home Loan Bank advances                             2,181         2,117           777           689
                                                           ----------    ----------    ----------    ----------
       Total interest expense                                   6,903         5,990         2,479         1,961
                                                           ----------    ----------    ----------    ----------

Net interest income                                             8,314         7,499         2,744         2,510

Provision for loan losses                                         105            96            (6)           42
                                                           ----------    ----------    ----------    ----------

Net interest income after provision for loan losses             8,209         7,403         2,750         2,468

Noninterest income
    Deposit service fees and charges                              502           519           182           170
    Income from cash surrender value of
     life insurance                                               200           156            67            41
    Gain on sale of loans                                           5            22             3             1
    Loss on sales of securities available-for-sale                (16)            -           (16)            -
    Other                                                         111           111            29            34
                                                           ----------    ----------    ----------    ----------
       Total noninterest income                                   802           808           265           246

Noninterest expense
    Salaries and employee benefits                              4,368         3,542         1,823         1,199
    Occupancy and equipment                                       606           648           197           207
    Data processing                                               471           500           177           165
    Advertising                                                   198           174            58            45
    Federal deposit insurance                                      34            35            12            11
    Other                                                         950           700           249           203
                                                           ----------    ----------    ----------    ----------
       Total noninterest expense                                6,627         5,599         2,516         1,830
                                                           ----------    ----------    ----------    ----------

Income before provision for income taxes                        2,384         2,612           499           884

Provision for income taxes                                        864         1,015           174           347
                                                           ----------    ----------    ----------    ----------

Net income                                                 $    1,520    $    1,597    $      325    $      537
                                                           ==========    ==========    ==========    ==========

Comprehensive income (loss)                                $    1,329    $      675    $      602    $     (896)
                                                           ==========    ==========    ==========    ==========

Dividends per share:                                       $     0.84    $        -    $     0.09    $        -
                                                           ==========    ==========    ==========    ==========
Earnings per share:
    Basic and diluted                                      $     0.28    $     0.29    $     0.06    $     0.10
                                                           ==========    ==========    ==========    ==========

      See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Statements of Stockholders' Equity
Nine months ended June 30, 2004
(in thousands)
(unaudited)

                                                                                    Accumulated       Amount               Compre-
                                         Additional  Unearned   Unearned              Other        Reclassified            hensive
                                 Common    Paid-in     ESOP       RSP    Retained  comprehensive      On ESOP    Total     Income
                                 Stock    Capital     Shares     Shares  Earnings     Income          Shares     Equity    (Loss)
                                 -----    -------     ------     ------  --------     ------          ------     ------    ------
Balance at
  September 30, 2003             $    -    $    100  $     -   $     -  $ 22,644     $    (405)     $      -  $ 22,339

Issuance of common stock, net
  of issuance costs                 555      15,506   (1,333)        -         -             -             -    14,728

ESOP shares earned                    -          81      133         -         -             -             -       214
Reclassification due to change
  in fair value of common stock
  in ESOP subject to contingent
  repurchase obligation               -           -        -         -         -             -           (52)      (52)

Comprehensive income
  Net income                          -           -        -         -     2,162             -             -     2,162
  Change in unrealized gain on
    securities available-for-
    sale,  net of taxes               -           -        -         -         -           (77)            -       (77)
     Total comprehensive income                                                                                           $2,085
                                 ------    -------- --------   -------  --------     ---------      --------  --------    ======

Balance at
  June 30, 2004                  $  555    $ 15,687 $ (1,200)  $     -  $ 24,806     $    (482)     $    (52) $ 39,314
                                 ======    ======== ========   =======  ========     =========      ========  ========

     See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Statements of Stockholders' Equity
Nine months ended June 30, 2005
(in thousands)
(unaudited)

                                                                                     Accumulated    Amount                 Compre-
                                         Additional Unearned  Unearned                 Other      Reclassified             hensive
                                  Common   Paid-in    ESOP      RSP        Retained Comprehensive   On ESOP      Total      Income
                                  Stock   Capital    Shares    Shares      Earnings    Income       Shares      Equity     (Loss)
                                  -----   -------    ------    ------      --------    ------       ------      ------     ------
Balance at
  September 30, 2004             $   555   $ 15,687 $ (1,200) $      -    $ 24,806     $     (482)  $    (52)  $ 39,314

RSP stock grants                       -      1,419        -    (1,419)          -              -          -          -

RSP shares earned                      -                   -       136           -              -          -        136

ESOP shares earned                     -         81      103         -           -              -          -        184

Cash dividends paid -
  $0.84 per share                      -          -        -         -      (1,303)             -          -     (1,303)
Reclassification due to change
  in fair value of common stock
  in ESOP subject to contingent
  repurchase obligation                -          -        -         -           -              -       (375)      (375)

Comprehensive income
  Net income                           -          -        -         -       1,520              -          -      1,520
  Change in unrealized gain on
    securities available-for-
    sale,  net of taxes                -          -        -         -           -           (191)         -       (191)
     Total comprehensive income                                                                                             $1,329
                                 -------   -------- --------   -------    --------     ----------   --------   --------     ======
Balance at
  June 30, 2005                  $   555   $ 17,187 $ (1,097)  $(1,283)   $ 25,023     $     (673)  $   (427)  $ 39,285
                                 =======   ======== ========   =======    ========     ==========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                            Nine Months Ended
                                                                                June 30,
                                                                            -----------------
                                                                            2005        2004
                                                                          --------    --------
Cash flows from operating activities
    Net income                                                            $  1,520    $  1,597
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                           267         319
       Net amortization of premiums and discounts                               93         253
       Losses on sales of securities available-for-sale                         16           -
       ESOP compensation expense                                               184         164
       RSP compensation expense                                                136           -
       Provision for loan losses                                               105          96
       Increase in cash surrender value of life insurance                     (200)       (156)
       Gain on sale of loans                                                     5         (22)
       Proceeds from sales of loans                                          1,007       3,809
       Net change in loans held for sale                                      (675)        500
       Change in accrued interest receivable                                  (135)        (80)
       Change in other assets                                                 (147)        194
       Change in deferred income taxes                                        (240)        (37)
       Increase in other liabilities                                           437         966
                                                                          --------    --------
              Net cash from operating activities                             2,373       7,603

Cash flows from investing activities
    Net increase in loans receivable                                       (31,003)    (26,028)
    Purchases of securities held-to-maturity                                (6,227)       (922)
    Principal paydowns on securities held-to-maturity                          762         752
    Purchases of securities available-for-sale                                   -     (21,459)
    Sales of securities available-for-sale                                   1,984           -
    Calls of securities available-for-sale                                   2,000       8,560
    Principal paydowns on securities available-for-sale                     16,449      19,745
    Purchase of Federal Home Loan Bank stock                                (2,524)     (1,513)
    Redemption of Federal Home Loan Bank stock                               2,111       1,448
    Purchase of bank-owned life insurance                                   (1,000)          -
    Purchase of premises and equipment                                        (490)       (330)
                                                                          --------    --------
              Net cash from investing activities                           (17,938)    (19,747)

Cash from financing activities
    Net increase in deposits                                                 8,675       8,169
    Net change in advance payments by borrowers for taxes and insurance        288         213
    Repayment of Federal Home Loan Bank of New York advances               (16,042)     (3,000)
    Federal Home Loan Bank of New York advances                             15,000       1,800
    Net change in Federal Home Loan Bank of New York OLOC                    9,600      10,100
    Net proceeds from stock issuance                                             -      14,728
    Cash dividends paid                                                     (1,303)          -
    Stock subscriptions refunded or applied                                      -     (52,137)
                                                                          --------    --------
              Net cash from financing activities                            16,218     (20,127)
                                                                          --------    --------

Net change in cash and cash equivalents                                        653     (32,271)

Cash and cash equivalents at beginning of period                             8,034      38,365
                                                                          --------    --------

Cash and cash equivalents at end of period                                $  8,687    $  6,094
                                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements.

ASB Holding Company
Statements of Cash Flows
(in thousands)
(unaudited)
                                                             Nine Months Ended
                                                                  June 30,
                                                             -----------------
                                                                2005     2004
                                                               ------   ------
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                $6,908   $6,009
       Income taxes, net of refunds                             1,277      991

Supplemental disclosures of non-cash investing transactions:
    Transfer of loans to other real estate owned                    -      209


     See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         ASB Holding Company is a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey, which was previously owned by American Savings, MHC, a federally chartered mutual holding company. American Bank of New Jersey converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was sold to any person other than American Savings, MHC. Currently, all of the outstanding stock of American Bank of New Jersey is held by ASB Holding Company. The MHC holds 70% of the outstanding stock of ASB Holding Company with the remaining 30% held by the public.

         The accompanying unaudited consolidated financial statements include the accounts of ASB Holding Company ("the Company") and its wholly owned subsidiaries, American Bank of New Jersey ("the Bank") and ASB Investment Corp. ("the Investment Corp.") as of June 30, 2005 and September 30, 2004 and for the three- and nine-months ended June 30, 2005 and 2004. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we", "us", or "our" refer to the Bank or Company, or both, as the context indicates.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-KSB. The September 30, 2004 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

         Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended September 30, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

         The results of operations for the three- and nine-months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3 - Earnings Per Share (EPS)

         Amounts reported as basic earnings per share of common stock reflect earnings available to common stockholders for the period divided by the weighted average number of commons shares outstanding during the period less unearned ESOP shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.


The factors used in the earnings per share computation follow.

                                                                                  Nine Months Ended         Three Months Ended
                                                                                      June 30,                   June 30,
                                                                                 -----------------------   -----------------------
                                                                                    2005         2004         2005         2004
                                                                                 ----------   ----------   ----------   ----------
                                                                                             (Dollars in thousands
                                                                                               except share data)
Basic
     Net income                                                                  $    1,520   $    1,597   $      325   $      537

     Weighted average common shares outstanding                                   5,442,278    5,426,230    5,448,955    5,429,542

     Basic earnings per common share                                             $     0.28   $     0.29   $     0.06   $     0.10
                                                                                 ==========   ==========   ==========   ==========

Diluted
     Net income                                                                  $    1,520   $    1,597   $      325   $      537

         Weighted average common shares outstanding
         for basic earnings per common share                                      5,442,278    5,426,230    5,448,955    5,429,542

         Add:  Dilutive effects of assumed exercises of stock options                 5,131            -       32,847            -

         Add:  Dilutive effects of full vesting of stock awards
                                                                                      1,000            -        6,394            -
                                                                                 ----------   ----------   ----------   ----------
         Average shares and dilutive potential
         common shares                                                            5,448,409    5,426,230    5,488,197    5,429,542
                                                                                 ==========   ==========   ==========   ==========

         Diluted earnings per common share                                       $     0.28   $     0.29   $     0.06   $     0.10
                                                                                 ==========   ==========   ==========   ==========

Note 4 - Employee Stock Ownership Plan

         As part of the minority stock offering, the Bank established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $1,333,080 from the Company and used those funds to acquire 133,308 shares of the Company's stock at $10 per share.

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

         At June 30, 2005, the ESOP held 133,308 shares of the Company's common stock and 16,913 shares held by the ESOP were allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of ASB Holding Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces stockholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2005, this contingent repurchase obligation reduced stockholders' equity by $427,000.

Note 5 - Other Stock-Based Compensation

         At the annual meeting held on January 20, 2005, stockholders of ASB Holding Company approved the ASB Holding Company 2005 Stock Option Plan and the American Bank of New Jersey 2005 Restricted Stock Plan. Subject to regulatory approval, 272,171 shares of common stock were made available under the 2005 Stock Option Plan of which all received regulatory approval for award. On January 20, 2005, 259,923 options were awarded with the remaining 12,248 shares awarded on May 6, 2005. Also subject to regulatory approval, 108,868 shares of common stock were made available under the 2005 Restricted Stock Plan of which 81,651 received regulatory approval for award. On January 20, 2005, 76,752 shares of restricted stock were awarded with the remaining 4,899 shares awarded on May 6, 2005.

         Shares of common stock issuable pursuant to outstanding options under the 2005 Stock Option Plan will be considered outstanding for purposes of calculating earnings per share on a diluted basis. The Financial Accounting Standards Board has announced a change in the required accounting methods applicable to stock options that will be effective in the first quarter of fiscal 2006 beginning October 1, 2005. Under such accounting requirements, the Company will be required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned.

         For accounting purposes, the Bank will recognize compensation expense for shares of common stock awarded under the 2005 Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded.

         Employee compensation expense under stock options is currently reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                           Nine Months Ended         Three Months Ended
                                                               June 30,                   June 30,
                                                         ----------------------     ---------------------
                                                           2005         2004         2005          2004
                                                           ----         ----         ----          ----
                                                                      (Dollars in thousands
                                                                        except share data)
Net income as reported                                    $ 1,520      $ 1,597      $   325       $   537

Deduct:  Stock-based compensation expense determined
under fair value based method                                 167            -           56             -
                                                          -------      -------      -------       -------

Pro forma net income                                      $ 1,353      $ 1,597      $   269       $   537
                                                          =======      =======      =======       =======

Basic earnings per share as reported                      $  0.28      $  0.29      $  0.06       $  0.10
                                                          =======      =======      =======       =======

Pro forma basic earnings per share                        $  0.25      $  0.29      $  0.05       $  0.10
                                                          =======      =======      =======       =======

Diluted earnings per share as reported                    $  0.28      $  0.29      $  0.06       $  0.10
                                                          =======      =======      =======       =======

Pro forma diluted earnings per share                      $  0.25      $  0.29      $  0.05       $  0.10
                                                          =======      =======      =======       =======

The fair value of options  granted and pro forma effects are computed  using the
Black-Scholes  option  pricing  model,  using  the  following   weighted-average
assumptions as of grant date.

                                                            January 20, 2005      May 6, 2005,
                                                            ----------------      ------------
                        Options Awarded

Risk free interest rate                                             3.67%           3.95%

Expected option life                                                 5.0             5.0

Expected stock price volatility                                    22.00%          22.00%

Dividend yield                                                      0.00%           0.00%

Weighted average fair value of options granted during year        $ 4.75         $  5.00
                                                                  ======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; and demand for financial services in the Company's market area. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.


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

         The Company continued to realize modest improvement in its net interest margin through the first nine months of fiscal 2005 when compared with that reported for fiscal 2004. The Company realized a 14 basis point increase in its yield on earning assets from 4.69% for the year ended September 30, 2004 to 4.83% for the nine months ended June 30, 2005. This increase was attributable to a 21 basis point increase in the yield on investment securities and a 115 basis point increase in the yield on interest-bearing deposits and other earning assets. These increases were offset by a 6 basis point decline in the yield on loans for the nine months ended June 30, 2005 as compared to the yield on loans for fiscal 2004. Offsetting this overall improvement in earning asset yields was a 10 basis point increase in the cost of interest-bearing liabilities from 2.41% to 2.51%. This increase resulted, in part, from a 19 basis point increase in the cost of interest-bearing deposits. This increase was offset by a 26 basis point decrease in the cost of borrowings due largely to increased utilization of overnight borrowings. In total, the Company's net interest margin increased 4 basis points to 2.64% for the nine months ended June 30, 2005 from 2.60% for fiscal 2004.

         Our results of operations also depend on our provision for loan losses, noninterest income, and noninterest expense. Non-performing loans as a percentage of total assets have increased modestly to 0.23% of total assets at June 30, 2005 from 0.12% of total assets at September 30, 2004. However, this increase in nonperforming assets has not resulted in the need for additional loan loss provisions. Consequently, loan loss provisions in the current year continue to result primarily from the overall growth in portfolio loans.

         Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.25% for the nine months ended June 30, 2005 - a reduction of 2 basis points from 0.27% for fiscal 2004. A portion of this decrease is attributable to overall growth in average earning assets outpacing that of fee income from deposits and loans.

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

         Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Generally, certain operating costs have increased since the Company's initial public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 than had been recorded in earlier years. This trend is expected to continue as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its minority stock offering. Much of this increase is attributable to the implementation of an employee stock ownership plan benefit that did not exist prior to the offering. More recently, benefit costs have increased as the Company implemented the restricted stock and stock option plans approved by shareholders at the Company's annual meeting held on January 20, 2005.

         During fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%. In the future, we may evaluate the costs and benefits of further prepayments, which may result in additional one time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings..

         Excluding penalties for prepayment of borrowed funds, annualized noninterest expense as a percentage of average assets totaled 2.03% for the nine months ended June 30, 2005 - an increase of 14 basis points from 1.89% for fiscal 2004. In part, this increase is attributable to the implementation of the restricted stock plan benefits noted above. However, a portion of this increase is also attributable to the restructuring of the Company's Director Retirement Plan which resulted in a pre tax charge of $444,000 during the three months ended June 30, 2005. Additionally, the Company is also recording higher consulting and professional fees associated with evaluating and executing the Company's balance sheet growth and diversification strategies.

         In relation to the rate of balance sheet growth, these sharp increases in compensation, benefit and professional service costs have been partially offset by slower increases - as well as outright reductions - in other noninterest expenses. For the nine months ended June 30, 2005, both occupancy and equipment and data processing costs have been reduced from both a dollar and percentage of average assets perspective when compared with fiscal 2004. Together, reductions in these expenses totaled 4 basis points which partially offset the 18 basis point combined increase in all other non interest expenses for the same period. In large part, these reductions result from reduced depreciation and core processing expenses and the absence in the current period of certain non-recurring charges associated with information technology infrastructure upgrades that were incurred in fiscal 2004.

         Management expects occupancy and equipment expense to increase in future periods as we implement our de novo branching strategy to expand our branch office network. Our current plan is to open up to five de novo branches over approximately the next three years, and we have identified several potential sites for de novo branches. Costs for land purchase and branch construction will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, will significantly increase noninterest expenses. Additional expenses are also expected in connection with our need to augment the office space available for our administrative operations in order to add the personnel called for by our growth plans.

         In total, our return on average assets decreased 7 basis points to 0.47% for the nine months ended June 30, 2005 from 0.54% for fiscal 2004 while return on average equity decreased 50 basis points to 5.27% from 5.77% for the same comparative periods. However, absent the after-tax charge for restructuring the Company's Director Retirement Plan of approximately $267,000, our return on average assets and return on average equity for the nine months ended June 30, 2005 would have been 0.55% and 6.20%, respectively.

         Our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, notwithstanding the earning asset yield improvement during fiscal 2004 and the first six months of fiscal 2005 while interest rates rose from their historical lows, further increases in interest rates from current levels could trigger continued increases in the Bank's cost of interest-bearing liabilities that outpace that of its yield on earning assets causing further net interest margin compression. Such compression occurred during the three months ended June 30, 2005 when our net interest spread shrank 17 basis point to 2.24% from 2.41% for the three month period ended March 31, 2005. While yield on earning assets grew 6 basis points from 4.85% at March 31, 2005 to 4.91% at June 30, 2005, that improvement in yield was more than offset by a 23 basis point increase in the cost of interest-bearing liabilities from 2.44% to 2.67% during the same comparative period. A portion of this increased cost was attributable to the disintermediation of lower cost, non-maturity deposits into higher cost certificates of deposit.

         The risk of continued disintermediation of our deposits into higher cost accounts continues to be noteworthy given the Bank's substantial net growth in non-maturity deposits during the prior three years. Like many banks, we were successful in growing deposits while interest rates decreased to their historical lows. However, our ability to retain and grow such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, is now being rigorously tested.

         Finally, our results of operations may also be affected significantly by other economic and competitive conditions in our market area as well as changes in applicable laws, regulations or governmental policies. Furthermore, because our lending activity is concentrated in loans secured by real estate located in northern New Jersey, downturns in the regional economy encompassing New Jersey could have a negative impact on our earnings.

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

         Our total assets increased by $18.3 million, or 4.3%, to $443.2 million at June 30, 2005 from $424.9 million at September 30, 2004. The increase reflected growth in securities held to maturity, cash and cash equivalents and loans receivable, net offset by declines in securities available for sale. Loans receivable, net increased by $29.9 million, or 9.7%, to $338.9 million at June 30, 2005 from $309 million at September 30, 2004. Our increase in loans resulted from a high volume of multi-family and commercial real estate and one-to-four family mortgage loan originations.

         The following table compares the composition of the Company's loan portfolio by loan type as a percentage of total assets at June 30, 2005 and September 30, 2004. Amounts reported exclude allowance for loan losses and net deferred origination costs.

                                                 June 30, 2005          September 30, 2004
                                                 -------------          ------------------
                                                          (Dollars in thousands)
                                                           Percent of              Percent of
                                                            Total                    Total
             Type of Loans                     Amount       Assets      Amount      Assets
             -------------                     ------       ------      ------     ---------
             Construction                   $   2,569        0.58%   $   3,075       0.72%
             1/1 and 3/3 ARMs                   4,895        1.10%       1,800       0.42%
             3/1 and 5/1 ARMs                 109,720       24.76%      89,694      21.11%
             5/5 and 10/10 ARMs                37,669        8.50%      24,619       5.79%
             7/1 and 10/1 ARMs                  1,748        0.40%       1,675       0.40%
             15 year fixed or less            109,233       24.65%     112,238      26.41%
             Greater than 15 year fixed        60,915       13.74%      64,702      15.23%
             Home equity lines of credit       11,711        2.64%      10,666       2.51%
             Consumer                             725        0.16%         746       0.18%
             Commercial                           993        0.22%         398       0.09%
                                            ---------       -----    ---------      -----
             Total                          $ 340,178       76.75%   $ 309,613      72.86%
                                            =========       ======   =========      =====

          Securities classified as available-for-sale decreased $20.8 million, or 23.2%, to $68.7 million at June 30, 2005 from $89.5 million at September 30, 2004 as the Bank continued to reinvest cash flows from the investment securities portfolio into loans. This decrease was partially offset by an increase in securities held to maturity of $5.5 million or 195.3% to $8.3 million at June 30, 2005 from $2.8 million at September 30, 2004. Additionally, cash and cash equivalents increased by $653,000, or 8.1%, to $8.7 million at June 30, 2005 from $8 million at September 30, 2004.

         The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at June 30, 2005 and September 30, 2004. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

                                                 June 30, 2005          September 30, 2004
                                                 -------------          ------------------
                                                          (Dollars in thousands)
                                                           Percent of              Percent of
                                                            Total                    Total
             Type of Security                   Amount      Assets      Amount       Assets
             ----------------                  ------       ------      ------     ------------
             Fixed rate MBS                   $ 13,850       3.12%    $  15,923         3.75%
             ARM MBS                             8,442       1.90%        8,755         2.06%
             Fixed rate CMO                     30,731       6.93%       43,982        10.36%
             Floating rate CMO                   2,994       0.68%          435         0.10%
             ARM mutual fund                    10,000       2.26%       10,000         2.35%
             Fixed rate agency debentures       11,998       2.71%       13,997         3.29%
                                              --------      -----     ---------        -----

             Total                            $ 78,015      17.60%    $  93,092        21.91%
                                              ========      =====     =========        =====

         Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.09 years and 2.23 years at June 30, 2005 and September 30, 2004, respectively. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio extends to 2.69 years and
3.12 years at June 30, 2005 and September 30, 2004, respectively.

         Total deposits increased by $8.7 million, or 2.7%, to $331.4 million at June 30, 2005 from $322.7 million at September 30, 2004. The increase was primarily due to increases in certificates of deposit and non interest-bearing deposits, partially offset by a decline in savings deposits and interest-bearing checking deposits. Certificate of deposit accounts increased $31.5 million or 26.7% to $149.5 million. Savings deposits decreased by $22.8 million, or 15.9% to $120.6 million. Checking deposits, including demand, NOW and money market checking accounts, increased $6,000 or 0.01% to $61.3 million.

         The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at June 30, 2005 with that of September 30, 2004.

                                         June 30, 2005              September 30, 2004
                                      -----------------------    ------------------------
                                                  (Dollars in thousands)
                                                   Percent of               Percent of
                                                    Total                     Total
             Deposit category            Amount     Assets          Amount    Assets
             ----------------            ------  ------------      ------  ------------
             Money market checking    $  20,066     4.53%        $  25,834     6.08%
             Other checking              41,235     9.30%           35,461     8.34%
             Money market savings        32,466     7.32%           44,880    10.56%
             Other savings               88,125    19.88%           98,521    23.18%
             Certificates of deposit    149,499    33.73%          118,020    27.78%
                                      ---------    -----         ---------    -----

             Total                    $ 331,391    74.76%        $ 322,716    75.94%
                                      =========    =====         =========    =====

         FHLB advances increased $8.5 million, or 14.8%, to $66.0 million at June 30, 2005 from $57.5 million at September 30, 2004. The net increase of $8.5 million comprised a net increase of $9.6 million drawn on overnight repricing lines of credit offset by the repayment of a maturing $1.0 million fixed rate term advance and $42,000 of amortization on fixed rate amortizing advances.

         The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity at June 30, 2005 and September 30, 2004. Scheduled principal payments on amortizing borrowings are reported as maturities.


                                           June 30, 2005          September 30, 2004
                                           -------------          ------------------
                                                  (Dollars in thousands)
                                                  Percent of                 Percent of
                                                     Total                      Total
             Remaining Term               Amount     Assets         Amount      Assets
             --------------               ------     ------         ------      ------
             Overnight                 $  12,300     2.77%       $   2,700      0.64%
             One year or less              6,059     1.37%           1,057      0.25%
             One to two years              8,063     1.82%           8,060      1.90%
             Two to three years            8,063     1.82%           8,062      1.90%
             Three to four years          11,564     2.61%          12,065      2.84%
             Four to five years            6,000     1.35%           7,547      1.77%
             More than five years         14,000     3.16%          18,000      4.23%
                                       ---------    -----        ---------     -----

             Total                     $  66,049    14.90%       $  57,491     13.53%
                                       =========    =====        =========     =====

                                       17

         Equity decreased $29,000, or 0.07% to $39.3 million at June 30, 2005 from $39.3 million at September 30, 2004. The decrease reflects dividends paid of $1.3 million, offset by net income of $1.5 million for the nine months ended June 30, 2005. In addition, the amount reclassified on ESOP shares increased $375,000 due to a change in the fair value and the number of shares of common stock in the ESOP subject to a contingent repurchase obligation as discussed in
Note 4 above.

Comparison of Operating Results for the Nine Months Ended June 30, 2005 and June 30, 2004

         General. Net income for the nine months ended June 30, 2005 was $1.5 million, a decrease of $77,000, or 4.8% from the same period in 2004. The decrease in net income resulted from an increase in noninterest expense and the provision for loan losses offset by an increase in net interest income coupled with a decrease in non interest income and the provision for income taxes.

         Interest Income. Total interest income increased 12.8% or $1.7 million to $15.2 million for the nine months ended June 30, 2005, from $13.5 million for the same period in 2004. For those same comparative periods, the average yield on interest-earning assets increased 14 basis points to 4.83% from 4.69% while the average balance of interest-earning assets increased $36.1 million or 9.4% to $419.7 million from $383.6 million.

         Interest income on loans increased $1.9 million or 17%, to $13 million for the nine months ended June 30, 2005 from $11.1 million for the same period in 2004. This increase was due, in part, to a $52.0 million increase in the average balance of loans receivable to $324.8 million for the nine months ended June 30, 2005 from $272.8 million for same period in 2004. The impact on interest income attributable to this growth more than offset the 9 basis points decrease in the average yield on loans which declined to 5.33% from 5.42% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand.

         The rise in interest income on loans was offset by lower interest income on securities, which decreased $229,000 to $2.1 million for the nine months ended June 30, 2005 from $2.4 million for the same period in 2004. The decrease was due, in part, to a $16.7 million decline in the average balance of investment securities to $88.0 million for the nine months ended June 30, 2005 from $104.7 million for the same period in 2004. The impact on interest income attributable to this decline was partly offset by a 23 basis point increase in the average yield on securities which grew to 3.22% from 2.99% for those same comparative periods. This increase in yield primarily resulted from slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

         Further, interest income on federal funds sold and other interest-bearing deposits increased $70,000 to $111,000 for the nine months ended June 30, 2005 from $41,000 for the same period in 2004. This increase was due, in part, to an increase of $895,000 in the average balance of these assets to $6.9 million for the nine months ended June 30, 2005 from $6.0 million for the same period in 2004. The impact on interest income attributable to this growth was further augmented by a 123 basis point rise in the average yield on these assets which increased to 2.13% from 0.90% for those same comparative periods.

         Interest Expense. Total interest expense increased by $913,000 or 15.2% to $6.9 million for the nine months ended June 30, 2005 from $6.0 million for the same period in 2004. For those same comparative periods, the average cost of interest-bearing liabilities increased 11 basis points to 2.51% from 2.40% while the average balance of interest-bearing liabilities increased $34.0 million or 10.3% to $366.4 million from $332.4 million.

         Interest expense on deposits increased $849,000 or 21.9% to $4.7 million for the nine months ended June 30, 2005 from $3.9 million for the same period in 2004. This increase was due, in part, to a $28.8 million increase in the average balance of interest-bearing deposits to $301.8 million for the nine months ended June 30, 2005 from $273.0 million for the same period in 2004. The components of this net increase for the comparative periods include an increase of $13.2 million in the average balance of certificates of deposit, a $1.5 million increase in the average balance of savings accounts and a $14.1 million increase in the average balance of interest-bearing checking accounts.

         The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 20 basis point increase in the average cost of interest-bearing deposits to 2.09% for the nine months ended June 30, 2005 from 1.89% for the same period in 2004. The components of this increase for the comparative periods include a 42 basis point increase in the average cost of certificates of deposit, a 2 basis point increase in the average cost of savings accounts and a 19 basis point increase in the average cost of interest-bearing checking accounts.

         Interest expense on FHLB advances increased $64,000 to $2.2 million for the nine months ended June 30, 2005 from $2.1 million for the same period in 2004. This increase was due, in part, to a $5.2 million increase in the average balance of advances to $64.6 million for the nine months ended June 30, 2005 as compared to the same period one year ago. The impact on expense attributable to this increase in average balance was modestly offset by a 26 basis point decline in the average cost of advances for those same comparative periods. The lower average cost is primarily due to utilization of overnight repricing line of credit borrowings whose current cost is less than that of the remaining portfolio of fixed-rate term advances.

         Net Interest Income. In total, net interest income for the nine months ended June 30, 2005 increased by $815,000 or 10.9%, to $8.3 million from $7.5 million for the same period in 2004. For those same comparative periods, our net interest rate spread increased 3 basis points to 2.32% while our net interest margin increased 3 basis points to 2.64% from 2.61%.

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

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         The provision for loan losses totaled $105,000 for the nine months ended June 30, 2005 representing an increase of $9,000 over the same comparative period in 2004. The current year's loss provision was reduced by the reversal of a $42,000 reserve previously established against an impaired loan which paid off in full during the current year. Notwithstanding this reversal, other provisions for specific nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

         Using this methodology, incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied results in additional loss provisions. For the nine months ended June 30, 2005, total gross loan balances, excluding the allowance for loan loss, grew $30.7 million or 9.9%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $14.7 million, increases in home equity and commercial loans totaling $1.7 million and increases in multi-family and commercial real estate loans totaling $14.8 million, offset by a decline in consumer loan totaling $21,000 and the disbursed balances of construction loans totaling $500,000.

         By comparison, loan growth for the nine months ended June 30, 2004 totaled $22.7 million or $8.0 million less than the same comparative period this year. The growth in this prior comparative period was primarily comprised of an increase in one-to-four family mortgages totaling $20.3 million, an increase of $2.5 million in multi-family and commercial real estate loans and an increase of $594,000 in home equity loans, offset by net decreases in consumer loans, construction loans and commercial loans totaling $706,000.

         In total, the allowance for loan losses as a percentage of gross loans outstanding decreased 2 basis points to 0.49% at June 30, 2005 from 0.51% at June 30, 2004. These ratios reflect allowance for loan loss balances of $1.7 million and $1.5 million, respectively. As noted earlier, the level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Noninterest Income. Noninterest income decreased $6,000 to $802,000 for the nine months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily the result of a $16,000 loss on sale of available-for-sale securities coupled with a decline of $17,000 in deposit service fees attributable primarily to reduced customer utilization of deposit services introduced in the prior fiscal year. In addition, there was a decrease of $17,000 in gains on sale of held for sale loans as fewer long term, fixed rate loans were originated and sold into the secondary market. These decreases were offset by an increase in income from cash surrender value of life insurance which grew $44,000 from $156,000 for the nine months ended June 30, 2004 to $200,000 for the same quarter ended this year resulting from higher policy balances held by the Company. Other non-interest income remained flat at $111,000 from period to period.

         Noninterest Expense. Noninterest expense increased $1.0 million, or 18.4% to $6.6 million for the nine months ended June 30, 2005 from $5.6 million for the same period in 2004. The increase was primarily a result of higher expenses for salaries and benefits, advertising and other non-interest expense, offset by decreases in occupancy and equipment expense, data processing, and federal deposit insurance expense.

         Salaries and employee benefits increased $826,000 or 23.3% to $4.4 million for the nine months ended June 30, 2005 as compared to $3.5 million for the same period in 2004. A significant portion of this increase was attributable to a charge of $444,000 resulting from restructuring the Bank's director retirement plan. The plan was amended to provide that retirement benefits will be calculated based upon the sum of the annual retainer and regular meeting fees paid by the Company as well as the Bank. Previously, such retirement plan benefits were based upon only the annual retainer paid by the Bank. Additionally, compensation and benefits costs increased $136,000 due to the implementation of a restricted stock plan during the current fiscal year. Salaries and wages including bonus and payroll taxes, increased $204,000 or 7.98% due, in part, to executive and lending staffing additions coupled with overall annual increases in employee compensation. Finally, medical insurance benefit premiums increased $20,000 or 6.57% for the same comparative periods.

         Occupancy and equipment expense decreased $42,000 to $606,000 for the nine months ended June 30, 2005 as compared to $648,000 for the same period in 2004. This decrease is primarily attributable to a $54,000 decrease in computer depreciation expense. For the same comparative periods, data processing costs also decreased $29,000 from $500,000 to $471,000 due to the absence in the current period of non recurring information technology conversion and upgrade expenses that were recognized during 2004.

         Other noninterest expenses increased $250,000 for the nine months ended June 30, 2005 as compared to the same period in 2004. Legal fees increased $104,000 to $187,000 for the nine months ended June 30, 2005 from $83,000 for the same period in 2004. A portion of the increase in legal fees is attributable to matters presented to shareholders at the Company's annual meeting held January 20, 2005. Additionally, professional and consulting fees, including auditing and accounting fees, increased $104,000 to $217,000 for the nine months ended June 30, 2005 as compared to the same period in 2004. A portion of this increase is attributable to the Company's operation as a public company including implementation costs associated with the Sarbanes-Oxley Act of 2002. Other comparative increases in both legal and professional and consulting fees are attributable to ongoing evaluation and implementation of growth and diversification strategies relating to the execution of the Company's business plan.

         Notwithstanding these increases mentioned above, management expects ongoing compliance costs of the Sarbanes-Oxley Act of 2002 to continue to grow. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes decreased $151,000 for the nine months ended June 30, 2005 from the same period in 2004. The effective tax rate was 36.2% and 38.9% for the nine months ended June 30, 2005 and 2004, respectively. The modest decrease in the effective tax rate is primarily attributable to the Company's funding of American Savings Investment Corporation in November 2004, a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the State of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, increases in the Bank's balance of bank-owned life insurance, which generates tax exempt income from growth in the cash surrender value of policies, has also contributed to reductions in the Company's effective income tax rate.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

         General. Net income for the three months ended June 30, 2005 was $325,000, a decrease of $212,000, or 39.5% from the same period in 2004. The decrease in net income resulted from an increase in noninterest expense offset by an increase in net interest income and non interest income and a decrease in the provision for loan losses and income taxes.

         Interest Income. Total interest income increased 16.7% or $752,000 to $5.2 million for the three months ended June 30, 2005, from $4.5 million for the same period in 2004. For those same comparative periods, the average yield on interest-earning assets increased 28 basis points to 4.91% from 4.63% while the average balance of interest-earning assets increased $39.3 million or 10.2% to $425.6 million from $386.3 million.

         Interest income on loans increased $809,000 or 21.9%, to $4.5 million for the three months ended June 30, 2005 from $3.7 million for the same period in 2004. This increase was due, in part, to a $60.1 million increase in the average balance of loans receivable to $337.2 million for the three months ended June 30, 2005 from $277.1 million for same period in 2004. The impact on interest income attributable to this growth was augmented by a 1 basis point rise in the average yield on loans which increased to 5.34% from 5.33% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand.

         The rise in interest income on loans was offset by lower interest income on securities, which decreased $91,000 to $671,000 for the three months ended June 30, 2005 from $762,000 for the same period in 2004. The decrease was due primarily to a $21.4 million decline in the average balance of investment securities to $81.6 million for the three months ended June 30, 2005 from $103.0 million for the same period in 2004. The impact on interest income attributable to this decline was offset by a 33 basis point increase in the average yield on securities which grew to 3.29% from 2.96% for those same comparative periods. This increase in yield primarily resulted from slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

         Further, interest income on federal funds sold and other interest-bearing deposits increased $34,000 to $50,000 for the three months ended June 30, 2005 from $16,000 for the same period in 2004. This increase was due, in part, to an increase of $535,000 in the average balance of these assets to $6.7 million for the three months ended June 30, 2005 from $6.2 million for the same period in 2004. The impact on interest income attributable to this growth was augmented by a 191 basis point rise in the average yield on these assets which increased to 2.97% from 1.06% for those same comparative periods.

         Interest Expense. Total interest expense increased by $518,000 or 26.4% to $2.5 million for the three months ended June 30, 2005 from $2.0 million for the same period in 2004. For those same comparative periods, the average cost of interest-bearing liabilities increased 31 basis points to 2.66% from 2.35% while the average balance of interest-bearing liabilities increased $38.6 million or 11.6% to $372.1 million from $333.5 million.

         Interest expense on deposits increased $430,000 or 33.8% to $1.7 million for the three months ended June 30, 2005 from $1.3 million for the same period in 2004. This increase was due, in part, to a $26.9 million increase in the average balance of interest bearing deposits to $302.0 million for the three months ended June 30, 2005 from $275.1 million for the same period in 2004. The components of this net increase for the comparative periods include an increase of $29.1 million in the average balance of certificates of deposit and an $11.7 million increase in the average balance of interest-bearing checking accounts, offset by a decrease of $13.9 million increase in the average balance of savings accounts. The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 40 basis point increase in the average cost of interest-bearing deposits which rose to 2.25% for the three months ended June 30, 2005 from 1.85% for the same period in 2004. The components of this net increase for the comparative periods includes a 64 basis point increase in the average cost of certificates of deposit, a 6 basis point increase in the average cost of savings accounts and a 36 basis point increase in the average cost of interest-bearing checking accounts.

         Interest expense on FHLB advances increased $88,000 to $777,000 for the three months ended June 30, 2005 from $689,000 for the same period in 2004. This increase was due, in part, to a $11.8 million increase in the average balance of FHLB advances to $70.2 million for the three months ended June 30, 2005 from $58.4 million for the same period in 2004. The impact on expense attributable to this increase in average balance was modestly offset by a 29 basis point decline in the average cost to 4.43% for the three months ended June 30, 2005 from 4.72% for the same 2004 period. The lower average cost is primarily due to utilization of overnight repricing line of credit borrowings whose current cost is less than that of the remaining portfolio of fixed-rate term advances.

         Net Interest Income. In total, net interest income for the three months ended June 30, 2005 increased by $234,000 or 9.3%, to $2.7 million from $2.5 million for the same period in 2004. For those same comparative periods, our net interest rate spread decreased 4 basis points to 2.24% from 2.28% while our net interest margin decreased 2 basis points to 2.58% from 2.60%.

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

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

         The Company's quarterly analysis of the allowance for loan losses resulted in a required loss provision of $36,000 which was offset by the reversal of a $42,000 reserve previously established against an impaired loan which paid off in full during the quarter ended June 30, 2005. Consequently, the Company reported a net reduction of the allowance totaling $6,000 for the three months ended June 30, 2005 representing a decrease of $48,000 from the loss provisions recorded for same comparative period in 2004. Provisions for specific nonperforming assets and historical losses based on net charge-offs were nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. However, the application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

         Using this methodology, incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied results in additional loss provisions. For the three months ended June 30, 2005, total gross loan balances, excluding the allowance for loan loss, grew $6 million or 1.8%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $4 million, increases in multi-family and commercial real estate loans totaling $2.6 million, and increases in home equity loans, consumer loans and commercial loans totaling $718,000 offset by a decline in disbursed balances of construction loans totaling $1.3 million.

         By comparison, loan growth for the three months ended June 30, 2004 totaled $10.6 million or $4.6 million less than the same comparative period this year. The growth in this prior comparative period was primarily comprised of net increases in one-to-four family mortgages and home equity lines of credit totaling $8.1 million, an increase in multi-family and commercial real estate loans totaling $2.8 million and an increase of $29,000 in consumer loans offset by net decreases in construction loans and commercial loans totaling $303,000.

         In total, the allowance for loan losses as a percentage of gross loans outstanding decreased 2 basis point to 0.49% at June 30, 2005 from 0.51% at June 30, 2004. These ratios reflect allowance for loan loss balances of $1.7 million and $1.5 million, respectively. As noted earlier, the level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

         Noninterest Income. Noninterest income increased $19,000 to $265,000 for the three months ended June 30, 2005 compared to the same period in 2004. The increase was primarily the result of a rise in deposit service fees and charges totaling $12,000 primarily due to fees resulting from annuity program sales. For these same comparative periods, income on cash surrender value of life insurance increased $26,000 resulting from higher policy balances held by the Company. Additionally, gain on sale of held for sale loans also increased $2,000. Offsetting these increases was a decline of $5,000 in other non interest income and a loss of $16,000 on sale of available-for-sale securities.

         Noninterest Expense. Noninterest expense increased $686,000, or 37.5% to $2.5 million for the three months ended June 30, 2005 from $1.8 million for the same period in 2004. The increase was primarily a result of higher expenses for salaries and benefits, advertising, data processing, federal deposit insurance expense and other non-interest expense, offset by decreases in occupancy and equipment expense.

         Salaries and employee benefits increased $624,000 or 52% to $1.8 million for the three months ended June 30, 2005 as compared to $1.2 million for the same period in 2004. A significant portion of this increase was attributable to a charge of $444,000 resulting from restructuring the Bank's director retirement plan. The plan was amended to provide that retirement benefits will be calculated based upon the sum of the annual retainer and regular meeting fees paid by the Company as well as the Bank. Previously, such retirement plan benefits were based upon only the annual retainer paid by the Bank. Additionally, compensation and benefits costs increased $69,500 due to the implementation of a restricted stock plan during the current fiscal year. Salaries and wages including bonus and payroll taxes, increased $70,000 due in part, to executive and lending staffing additions coupled with overall annual increases in employee compensation while medical insurance premiums increased $8,000.

         Occupancy and equipment expense decreased $10,000 to $197,000 for the three months ended June 30, 2005 as compared to $207,000 for the same period in 2004. This decrease is primarily attributable to a $17,000 decrease in computer depreciation expense partly offset by small increases in various miscellaneous related expenses. For the same comparative periods, data processing costs increased $12,000 to $177,000 largely due to one-time conversion charges resulting from a change in ATM service providers.

         Other noninterest expenses increased $46,000 for the three months ended June 30, 2005 as compared to the same period in 2004. Legal fees increased $20,000 to $31,000 for the three months ended June 30, 2005 from $11,000 for the same period in 2004. A portion of the increase in legal fees is attributable to matters presented to shareholders at the Company's annual meeting held January 20, 2005. Additionally, professional and consulting fees, including auditing and accounting fees, increased $14,000 to $51,000 for the three months ended June 30, 2005 as compared to the same period in 2004. A portion of this increase is due largely to the Company's operation as a public company including implementation costs associated with the Sarbanes-Oxley Act of 2002. Other comparative increases in both legal and professional and consulting fees are attributable to ongoing evaluation and implementation of growth and diversification strategies relating to the execution of the Company's business plan.

         Notwithstanding these increases mentioned above, management expects ongoing compliance costs of the Sarbanes-Oxley Act of 2002 to continue to grow. Furthermore, we currently intend to expand our branch office network over the next several years, and expenses related to such expansion may impact earnings in future periods.

         Provision for Income Taxes. The provision for income taxes decreased $173,000 for the three months ended June 30, 2005 from the same period in 2004. The effective tax rate was 34.9% and 39.3% for the three months ended June 30, 2005 and 2004, respectively. The modest decrease in the effective tax rate is primarily attributable to the Company's funding of American Savings Investment Corporation in November 2004, a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, increases in the Bank's balance of bank-owned life insurance, which generates tax exempt income from growth in the cash surrender value of policies, has also contributed to reductions in the Company's effective income tax rate.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2005, the total approved loan origination commitments outstanding amounted to $12.3 million. At the same date, unused lines of credit were $13.8 million and construction loans in process were $688,000. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at June 30, 2005 to borrow an additional $44.4 million from the FHLB of New York as a funding source to meet commitments and for liquidity purposes.

         In addition to the above commitments, the Company has financial obligations regarding outstanding contracts for sale relating to future branch sites. As of June 30, 2005 the Bank has paid deposits totaling $417,500 on sale contracts for future branch locations. Upon closing, the Bank is committed to disbursing an additional $4,957,500 to fulfill its obligations under these contracts. These commitments are contingent upon the fulfillment of certain conditions outlined in the sale contracts.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $34.7 million at June 30, 2005, or 7.85% of total assets on that date. As of June 30, 2005, the Bank exceeded all capital requirements of the Office of Thrift Supervision. American Bank of New Jersey's regulatory capital ratios at June 30, 2005 were as follows: core capital 7.99%; Tier 1 risk-based capital 14.57%; and total risk-based capital 15.23%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

Recent Regulatory and Accounting Developments

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Notwithstanding options granted in the future, management has evaluated the pro forma cost of the options granted on January 20, 2005 and May 6, 2005. The pro forma cost and impact on earnings per share for the three and nine months ended June 30, 2005 are presented in Note 5 to the Consolidated Financial Statements.

         We will begin to record compensation costs for stock options granted on January 20, 2005 and May 6, 2005 beginning on October 1, 2005. The estimated after-tax cost of these options for each of the next five fiscal years is as follows:

                                    2006    $  223,302
                                    2007    $  223,302
                                    2008    $  223,302
                                    2009    $  223,302
                                    2010    $   58,277

         Notwithstanding this additional cost, there will be no significant effect on our financial position for options that vest after the adoption date as total equity will not change. The estimated after-tax cost of options shown above includes only the 272,171 options granted prior to June 30, 2005, and thus does not reflect the options that may be granted under the new stock option plan that we intend to adopt following this stock offering.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Qualitative Analysis. Because the income on the majority of our assets and the cost of the majority of our liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates. Notwithstanding the unpredictability of future interest rates, we expect that changes in interest rates may have a significant, adverse impact on our net interest income.

         Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

o The interest income we earn on our interest-earning assets such as loans and securities; and

o The interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow.

         The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. We, like many savings
institutions,   have  liabilities   that  generally  have  shorter   contractual
maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates the interest income earned on our assets may decrease more rapidly, due to accelerated prepayments, than the interest paid on our liabilities.

         In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we are generally not able to reinvest prepayments at rates that are comparable to the rates we previously earned on the prepaid loans or securities. At June 30, 2005, 78.1% of our loan portfolio was comprised of one- to four-family mortgage loans, which experienced very high prepayment rates during recent years.

         Our net interest rate spread, which is the difference between the yields we receive on assets and the rates we pay on liabilities, increased during fiscal 2004 after decreasing during fiscal 2003 and continued to improve during the first half of fiscal 2005. For the year ended September 30, 2004 our net interest rate spread was 2.28%, as compared to 2.14% for the year ended September 30, 2003. Our net interest rate spread was 2.32% for the nine months ended June 30, 2005. In large part, the improvement in net interest rate spread resulted from slowing asset prepayments attributable to interest rates rising from their historical lows of fiscal 2003. During fiscal 2003, decreases in market interest rates triggered rapid loan and security prepayments which caused our net interest rate spread to shrink. Our spread shrank because the decrease in the yields on our securities and loan portfolios was greater than the decrease in the rates we paid on deposits and borrowings during that year. This caused a decrease in our earnings, sometimes referred to as an "earnings squeeze" which eased somewhat in fiscal 2004.

         Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and recently originated hybrid ARMs that are fixed rate for an initial period of time. At June 30, 2005, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $340.2 million comprising 76.8% of total assets. Of those loans, fixed rate mortgages totaled $170.1 million or 38.4% of total assets while hybrid ARMs, including 3/1, 5/1, 7/1 and 10/1 ARMs totaled $154 million of 34.8% of total assets. In an increasing rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings. This could cause a decrease in our earnings and an "earnings squeeze" just as the decrease in interest rates in prior periods had impacted our earnings.

         The Board of Directors has established an Asset/Liability Management Committee, comprised of Joseph Kliminski, the Bank's Chief Executive Officer, Fred Kowal, the Bank's President and Chief Operating Officer, Richard Bzdek, the Bank's Executive Vice President and Corporate Secretary, Eric Heyer, the Bank's Senior Vice President and Chief Financial Officer, Catherine Bringuier, the Bank's Senior Vice President and Chief Lending Officer, Josephine Castaldo, the Bank's Vice President of Branch Administration, and John Scognamiglio, the Bank's Vice President and Controller which is responsible for monitoring interest rate risk. The committee conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank's short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee meets quarterly to formally review such matters. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the Bank's interest rate risk policy and strategies, as it considers necessary and appropriate.

         To reduce the effect of interest rate changes on net interest income, we seek to utilize various strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

(1) Originate and retain loans with adjustable rate features and fixed rate loans with shorter maturities including commercial real estate loans;

(2) Originate longer term, fixed rate loans eligible for sale in the secondary market and, if warranted, sell such loans;

(3) Lengthen the maturities of our liabilities through utilization of Federal Home Loan Bank advances;

(4) Attract low cost checking and transaction accounts which tend to be less interest rate sensitive; and

(5) Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

         Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of March 31, 2005, the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.


                                            Net Portfolio Value
                Net Portfolio Value     As % of Present Value of Assets
     Change                                           Net Portfolio  Basis Point
   in Rate(1)   $ Amount      $ Change      % Change   Value Ratio     Change
   ----------   --------      --------      --------   -----------     ------
                (Dollars in thousands)

     +300 bp     $24,991       -23,067        -48%        5.98%       -468 bp
     +200 bp      33,146       -14,912        -31         7.72%       -293 bp
     +100 bp      41,117        -6,940        -14         9.33%       -132 bp
        0 bp      48,058                                 10.66%
     -100 bp      53,007         4,950        +10        11.53%       + 87 bp
     -200 bp      53,372         5,314        +11        11.49%       + 84 bp

----------
(1) The -300 basis points scenario is not shown due to the low prevailing interest rate environment. One basis point is 0.01% or one one-hundredth of a percent. Thus, a 100, 200 or 300 basis point change is equivalent to a change of 1.0%, 2.0% or 3.0%, respectively.

         Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets such as adjustable rate mortgages generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         Notwithstanding the discussion above, the qualitative interest rate analysis findings presented herein indicate that a rapid increase in interest rates would adversely affect our net interest margin and earnings. Given the low interest rates prevalent in the current marketplace, management is continuing to evaluate a variety of strategies to manage the earnings risks presented by an upward movement in interest rates. These strategies include the continued sale of longer term, fixed rate conforming loan originations into the secondary market and the use of wholesale borrowings to match fund longer term, fixed rate loan originations that are retained in portfolio.

         For the purpose of managing interest rate risk, we continue to maintain a strategy of selling a portion of our long term, fixed rate mortgage loans originated into the secondary market. For the year ended September 30, 2004, we sold a total of $4.8 million of loans to the Federal National Mortgage Association. Gains on sales of mortgage loans held for sale totaled $27,000 for 2004. Such sales contributed to a 14.9% or $11.3 million reduction in the balance of fixed rate mortgage loans with original maturities exceeding fifteen years during 2004.

         We offer borrowers the option to lock in their interest rate prior to closing their mortgage loans. Once a loan's rate is locked, we are exposed to market value risk because the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At June 30, 2005, the Bank had three outstanding contracts to sell long term, fixed rate mortgage loans totaling $675,000 to Federal National Mortgage Association. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

         Finally, during fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%. In the future, we may evaluate the costs and benefits of further prepayments, which may result in additional one time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings.

ITEM 4.  CONTROLS AND PROCEDURES

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

(b) Changes in internal controls: In the quarter ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

At June 30, 2005, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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


                             ASB Holding Company
                                 (Registrant)


Date: August 12, 2005        /s/Joseph Kliminski
                             ---------------------------------------------------
                             Joseph Kliminski
                             Chief Executive Officer


Date: August 12, 2005        /s/Eric B. Heyer
                             ---------------------------------------------------
                             Eric B. Heyer
                             Senior Vice President and Chief Financial Officer